Form 10-Q
period 2021-06-30
Pine Technology Acquisition Corp.
filed 2021-08-16
CIK 1838238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40179

PINE TECHNOLOGY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1328728
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PINE TECHNOLOGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Current Assets:
Cash	$909,180	$—
Prepaid Expenses	329,322	—
Share subscription receivable	—	25,000
Deferred offering costs associated with IPO	—	28,860

Total current assets	1,238,502	53,860
Prepaid expenses - Non-current	200,147	—
Cash held in Trust Account	345,029,904	—

Total Assets	$346,468,553	$53,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$79,592	$30,800

Total current liabilities	79,592	30,800
Warrant liability	17,551,318	—
Deferred underwriters’ discount	12,075,000	—

Total liabilities	29,705,910	30,800

Commitments
Class A Common Stock subject to possible redemption 31,176,264 shares at redemption value	311,762,640	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 3,323,736 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	333	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Retained Earnings/(accumulated deficit)	4,998,807	(1,940)

Total stockholders’ equity	5,000,003	23,060

Total Liabilities and Stockholders’ Equity	$346,468,553	$53,860

The accompanying notes are an integral part of these financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended	Three months ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$160,227	$142,720

Loss from operations	(160,227)	(142,720)

Other Income (Loss)
Interest income	29,904	26,166
Excess fair value over cash received for private placement warrants	(355,999)	-
Change in fair value of warrant liabilities	6,654,681	6,539,681
Offering expenses related to warrant issuance	(844,080)	-
Total other income	5,484,506	6,565,847
Net income	5,324,279	6,423,127

Weighted average shares outstanding, Class A common stock subject to possible redemption	18,218,165	30,533,951
Basic and diluted net income per share	$0.00	$0.00
Weighted average shares outstanding, non-redeemable common stock	16,138,879	21,216,049
Basic and diluted net income per share	$0.14	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,940)	$23,060

Sale of Units in Initial Public Offering, net of underwriting discount and initial fair value of public warrants	34,500,000	3,450	—	—	311,411,854	—	311,415,304
Class A common stock subject to possible redemption	(30,533,951)	(3,053)	—	—	(305,336,457)	—	(305,339,510)
Net Loss	—	—	—	—	—	(1,098,848)	(1,098,848)

Balance as of March 31, 2021	3,966,049	$397	8,625,000	$863	$6,099,534	$(1,100,788)	$5,000,006
Net income	—	—	—	—	—	6,423,127	6,423,127
Change in Class A common stock subject to possible redemption	(642,313)	(64)	—	—	(6,423,066)	—	(6,423,130)
Reclass the negative APIC to Retained Earnings	—	—	—	—	323,532	(323,532)	—

Balance as of June 30, 2021	3,323,736	$333	8,625,000	$863	—	$4,998,807	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Cash Flows from Operating Activities:	For the Six Months Ended June 30, 2021
Net income	$5,324,279
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(29,904)
Change in fair value of warrant liabilities	(6,654,681)
Excess of fair value over cash received for private placement warrants	355,999
Offering costs allocated to warrants	844,080
Changes in current assets and current liabilities:
Prepaid assets	(529,469)
Accounts payable	148,952
Net cash used in operating activities	(540,744)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount	338,100,000
Proceeds from issuance of Private Placement Warrants	8,900,000
Cash received for share receivable	25,000
Payments of offering costs	(575,076)
Net cash provided by financing activities	346,449,924

Net Change in Cash	909,180
Cash – Beginning	-
Cash – Ending	$909,180

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$305,234,320
Initial value of warrant liabilities	$24,205,999
Change in value of Class A common stock subject to possible redemption	$6,528,320
Reclass the negative APIC to Retained Earnings	$323,532
Deferred underwriting discount payable charged to additional paid-in capital	$12,075,000

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $909,180 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants held outside the Trust Account.

The Company anticipates that the $909,180 outside of the Trust Account as of June 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account and any additional Working Capital Loans (as defined in Note 6) from the Company’s sponsor, an affiliate of the Company’s sponsor or certain of the Company’s directors and officers, for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on March 11, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account had $345,029,904, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. During period January 1, 2021 to June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,176,264 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account totaling $26,166 and $29,904 for the three months and six months ended June 30, 2021, respectively, by the weighted average number of Class A common stock outstanding since original issuance. Net income per share of common stock, basic and diluted for Class B common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

The Company accounts for its 17,433,333 Warrants (comprising 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants issued by the Company in connection with the IPO was initially measured using a Monte Carlo simulation model, and then subsequently measured at the public trading price. The fair value of Private Placement Warrants has been estimated using a Modified Black-Scholes model at each measurement date.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Promissory Note — Related Party

The Company’s Sponsor has agreed to loan the Company an aggregate of up to $600,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO. The Company has fully repaid the loan upon the closing of the IPO out of offering proceeds not held in the Trust Account. As of June 30, 2021, there was no outstanding balance under the promissory note.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of its sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2021, the Company has paid $30,000 and $30,000, respectively, under the Administrative Support Agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s sponsor, an affiliate of the Company’s sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, no such Working Capital Loans were outstanding.

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

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 240,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 3,323,736 and 0 shares issued and outstanding (excluding 31,176,264 and 0 shares subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue a total of 60,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash Held in Trust account	$345,029,904	$345,029,904	$-	$-
Liabilities:
Warrant liabilities – public warrants	$9,659,985	$9,659,985	$-	$-
Warrant liabilities – private warrants	7,891,333	-	-	7,891,333
Total	$17,551,318	$9,659,985	$-	$7,891,333

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 15, 2021 (Initial Measurement)	At June 30, 2021
Stock price	$9.53	$9.69
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	25.0%	23.3%
Risk-free rate	1.1%	1.0%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$-
Initial value of public and private warrant liabilities	24,205,999
Change in fair value	(115,000)
Fair Value at March 31, 2021	$24,090,999
Change in fair value	(6,539,681)
Public warrants reclassified to level 1	(9,659,985)
Fair Value at June 30, 2021	$7,891,333

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of December 30, 2020	$-	$-	$-
Initial measurement on March 15, 2021	14,950,000	9,255,999	24,205,999
Change in valuation inputs or other assumptions	(115,000)	-	(115,000)
Fair value as of March 31, 2021	$14,835,000	$9,255,999	$24,090,999
Change in valuation inputs or other assumptions	(5,175,015)	(1,364,666)	(6,539,681)
Fair value as of June 30, 2021	$9,659,985	$7,891,333	$17,551,318

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

For the three months ended June 30, 2021, we had a net income of $6,423,127. We incurred $142,720 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $26,166 on our amounts held in the Trust Account.

For the six months ended June 30, 2021, we had a net income of $5,324,279. We incurred $160,227 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $29,904 on our amounts held in the Trust Account.

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our IPO and Private Placement Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $844,080 based on a relative fair value basis. There was a charge to the statement of operations for the excess fair value over cash received for the Private Placement Warrants in the amount of $355,999. For the three months and six months ended June 30, 2021, the change in fair value of warrants was a decrease in the liability of approximately $6,539,681 and $6,654,681, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the Trust Account of $909,180 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $909,180 outside of the Trust Account as of June 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the Company’s sponsor, an affiliate of the Company’s sponsor or certain of the Company’s directors and officers (which is described in Note 5 to our financial statements), for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

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

We issued an aggregate of 17,433,333 warrants (comprising 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants), which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants issued by the Company in connection with the IPO was initially measured using a Monte Carlo simulation model, and then subsequently measured at the public trading price. The fair value of Private Placement Warrants has been estimated using a Modified Black-Scholes model simulations at each measurement date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Net Income per Share of Common Stock

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

Warrant Liability

We account for our 17,433,333 Warrants (comprising 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants issued by the Company in connection with the IPO was initially measured using a Monte Carlo simulation model, and then subsequently measured at the public trading price. The fair value of Private Placement Warrants has been estimated using a Modified Black-Scholes model at each measurement date.

Recent accounting standards

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the SEC Staff Statement (as defined in Note 2 to our financial statements), our principal executive officer and principal financial and accounting officer have concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, a material weakness existed and our disclosure controls and procedures were not effective for part of the quarter ending June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our March 15, 2021 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Our Amended and Restated Certificate of Incorporation is being refiled herewith as Exhibit 3.1 to correct an error in Section 10.3(i).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 10, 2021, between the Company and Cantor Fitzgerald & Co., as representative of the underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.4	Warrant Agreement, dated March 10, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated March 10, 2021, between the Company and each of its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated March 10, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated March 10, 2021, among the Company and certain other security holders named therein. (1)
10.4	Private Placement Warrant Purchase Agreement, dated March 10, 2021, between the Company and the Sponsor. (1)
10.5	Form of Indemnity Agreement, between the Company and each of its officers and directors. (1)
10.6	Administrative Services Agreement, dated March 10, 2021, between the Company and an affiliate of the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pine Technology Acquisition Corp.

Date: August 16, 2021	By:	/s/ Christopher Longo
	Name:	Christopher Longo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Ciro M. DeFalco
	Name:	Ciro M. DeFalco
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)