Form 10-Q
period 2021-09-30
Pine Technology Acquisition Corp.
filed 2021-11-18
CIK 1838238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 18, 2021, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PINE TECHNOLOGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets:
Current Assets:
Cash	$481,676	$—
Prepaid Expenses	314,579	—
Share subscription receivable	—	25,000
Deferred offering costs associated with IPO	—	28,860
Total current assets	796,255	53,860
Prepaid expenses - Non-current	127,366	—
Cash held in Trust Account	345,055,688	—

Total Assets	$345,979,309	$53,860

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$204,157	$30,800
Total current liabilities	204,157	30,800
Warrant liabilities	15,525,988	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	27,805,145	30,800

Commitments
Class A Common Stock subject to possible redemption 34,500,000 and 0 shares at redemption value, respectively	345,055,688	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(26,882,387)	(1,940)
Total stockholders’ (deficit) equity	(26,881,524)	23,060

Total Liabilities and Stockholders’ (Deficit) Equity	$345,979,309	$53,860

The accompanying notes are an integral part of the unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Formation and operating costs	$639,593	$799,820

Loss from operations	(639,593)	(799,820)

Other Income (Loss)
Interest income	25,784	55,688
Excess fair value over cash received for private placement warrants	—	(355,999)
Change in fair value of warrant liabilities	2,025,330	8,680,011
Offering expenses related to warrant issuance	—	(844,080)
Total other income	2,051,114	7,535,620
Net income	$1,411,521	$6,735,800

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000
Basic and diluted net income per share	$0.03	$0.16
Weighted average shares outstanding, non-redeemable Class B common stock	8,625,000	8,324,176
Basic and diluted net income per share	$0.03	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity (Deficit)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,940)	$23,060

Sale of Units in Initial Public Offering, net of underwriting discount and initial fair value of public warrants	34,500,000	3,450	—	—	311,411,854	—	311,415,304
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,435,991)	(33,564,297)	(345,003,738)
Net Loss	—	—	—	—	—	(1,098,848)	(1,098,848)

Balance as of March 31, 2021, as restated	—	—	8,625,000	863	—	(34,665,085)	(34,664,222)
Net income	—	—	—	—	—	6,423,127	6,423,127
Accretion for Class A shares subject to redemption	—	—			—	(26,166)	(26,166)

Balance as of June 30, 2021, as restated	—	—	8,625,000	863	—	(28,268,124)	(28,267,261)
Net income	—	—	—	—	—	1,411,521	1,411,521
Accretion for Class A shares subject to redemption	—	—	—	—	—	(25,784)	(25,784)

Balance as of September 30, 2021	—	$—	8,625,000	$863	—	$(26,882,387)	$(26,881,524)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$6,735,800
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(55,688)
Change in fair value of warrant liabilities	(8,680,011)
Excess of fair value over cash received for private placement warrants	355,999
Offering costs allocated to warrants	844,080
Changes in current assets and current liabilities:
Prepaid assets	(441,945)
Accounts payable	273,517
Net cash used in operating activities	(968,248)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount	338,100,000
Proceeds from issuance of Private Placement Warrants	8,900,000
Cash received for share receivable	25,000
Payments of offering costs	(575,076)
Net cash provided by financing activities	346,449,924

Net Change in Cash	481,676
Cash – Beginning	—
Cash – Ending	$481,676

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$345,000,000
Initial value of warrant liabilities	$24,205,999
Accretion for Class A common stock subject to possible redemption	$55,688
Deferred underwriting discount payable charged to additional paid-in capital	$12,075,000

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets in each case net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash outside the Trust Account of $481,676 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the amount in the Trust Account was withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants held outside the Trust Account.

The Company anticipates that the $481,676 outside of the Trust Account as of September 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account and any additional Working Capital Loans (as defined in Note 6) from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers, for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

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

Note 2 — Restatement of Previously Issued Financial Statements

In certain of the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete its initial business combination and continue to exist as a public company if there are sufficient public shares that do not redeem in connection with the initial business combination and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

In accordance with the SEC staff guidance on redeemable equity instruments which has been codified in ASC 480-10-S99, management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such, the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 15, 2021 (as revised in footnote 2 of the Company’s quarterly report on Form 10-Q filed on May 24, 2021)
Common Stock subject to possible redemption ($)	$305,234,320	$39,765,680	$345,000,000
Class A common stock, $0.0001 par value	398	(398)	—
Class B common stock, $0.0001 par value	863	—	863
Additional paid-in capital	6,204,723	(6,204,723)	—
Accumulated deficit	(1,205,975)	(33,560,559)	(34,766,534)
Total stockholders’ equity (deficit)	$5,000,009	$(39,765,680)	$(34,765,671)
Number of shares subject to redemption	30,523,432	3,976,568	34,500,000

Financial Statements as of March 31, 2021 (per the Company’s quarterly report on Form 10-Q filed on May 24, 2021)
Balance Sheet
Common Stock subject to possible redemption ($)	$305,339,510	$39,664,228	$345,003,738
Class A common stock, $0.0001 par value	397	(397)	—
Class B common stock, $0.0001 par value	863	—	863
Additional paid-in capital	6,099,534	(6,099,534)	—
Accumulated deficit	(1,100,788)	(33,564,297)	(34,665,085)
Total stockholders’ equity (deficit)	$5,000,006	$(39,664,228)	$(34,664,222)
Number of shares subject to redemption	30,533,951	3,966,049	34,500,000

Statement of Operations
Weighted average shares outstanding, Class A common stock subject to possible redemption	30,524,051	3,975,949	34,500,000
Basic and diluted net income (loss) per share	$-	$(0.03)	$(0.03)
Weighted average shares outstanding, non-redeemable common stock	9,376,013	(751,013)	8,625,000
Basic and diluted net income (loss) per share	$(0.12)	$0.09	$(0.03)

Financial Statements as of June 30, 2021 (per the Company’s quarterly report on Form 10-Q filed on August 16, 2021)
Balance Sheet
Common Stock subject to possible redemption ($)	$311,762,640	$33,267,264	$345,029,904

Class A common stock, $0.0001 par value	333	(333)	—
Class B common stock, $0.0001 par value	863	—	863
Additional paid-in capital	—	—	—
Accumulated deficit	4,998,807	(33,266,932)	(28,268,125)
Total stockholders’ equity (deficit)	$5,000,003	$(33,267,265)	$(28,267,262)
Number of shares subject to redemption	31,176,264	3,323,736	34,500,000

Statement of Operations
Three Months ended June 30, 2021
Weighted average shares outstanding, Class A common stock subject to possible redemption	30,533,951	3,966,049	34,500,000
Basic and diluted net income (loss) per share	$0.00	$0.15	$0.15
Weighted average shares outstanding, non-redeemable common stock	21,216,049	(12,591,049)	8,625,000
Basic and diluted net income (loss) per share	$0.16	$(0.01)	$0.15

Six Months ended June 30, 2021
Weighted average shares outstanding, Class A common stock subject to possible redemption	18,218,165	2,367,470	20,585,635
Basic and diluted net income (loss) per share	$0.00	$0.18	$0.18
Weighted average shares outstanding, non-redeemable common stock	16,138,879	(7,513,879)	8,625,000
Basic and diluted net income (loss) per share	$0.14	$0.04	$0.18

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on March 11, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Marketable Securities Held in Trust Account

At September 30, 2021, the Trust Account had $345,055,688, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. During the period from January 1, 2021 to September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the Class A Common Stock reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,950,000)
Issuance costs related to Class A common stock	(18,634,696)
Plus:
Accretion of carrying value to redemption value	33,640,384
Contingently redeemable Class A common stock	$345,055,688

Net Income per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share of common stock is computed by dividing the pro rata net loss between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Public Warrants and Private Placement Warrants are exercisable for 17,433,333 shares of Class A common stock in the aggregate.

Reconciliation of Net Income per Share of Common Stock

The Company’s net income is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accretion associated with the redeemable Class A common shares is excluded from the net income per common share as the redemption value approximates fair value. Accordingly, basic and diluted income per share of common stock is calculated as follows:

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$1,129,217	$5,426,493
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	34,500,000	34,500,000
Basic and Diluted net income per share, Redeemable Class A common stock	$0.03	$0.16

Non-Redeemable Common shares
Numerator:
Net income allocable to Class B common stock not subject to redemption	$282,304	$1,309,307
Denominator:
Weighted Average Non-Redeemable Class B common stock, Basic and Diluted	8,625,000	8,324,176
Basic and diluted net income per share, Class B common stock	$0.03	$0.16

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company initially sold 34,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

The Private Placement Warrants are non-redeemable in certain circumstances so long as they are held by the Sponsor or its permitted transferees and (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Company’s Sponsor until 30 days after the completion of the Company’s initial Business Combination. The Private Placement Warrants may also be exercised by the Sponsor and its permitted transferees for cash or on a “cashless basis” and the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise thereof) are entitled to registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the IPO, including as to exercise price, exercisability and exercise period.

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

Promissory Note — Related Party

The Company’s Sponsor has agreed to loan the Company an aggregate of up to $600,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the IPO. The Company fully repaid the loan upon the closing of the IPO out of offering proceeds not held in the Trust Account. As of September 30, 2021, there was no outstanding balance under the promissory note.

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of its Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2021, the Company has incurred $30,000 and $60,000 of expenses, respectively, under the Administrative Services Agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no such Working Capital Loans were outstanding.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 240,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 0 shares issued and outstanding (excluding 34,500,000 and 0 shares subject to possible redemption, respectively).

Class B Common Stock — The Company is authorized to issue a total of 60,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Holders of the Class B common stock and holders of the Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rules.

Note 9 — Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and (ii) the $18.00 per share redemption trigger price described under ”— Redemption of Warrants for Cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$345,055,688	$345,055,688	$—	$—
Liabilities:
Warrant liabilities – public warrants	$8,049,988	$8,049,988	$—	$—
Warrant liabilities – private warrants	$7,476,000	$—	$—	$7,476,000
Total	$15,525,988	$8,049,988	$—	$7,476,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

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

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 15, 2021 (Initial Measurement)	At September 30, 2021
Stock price	$9.53	$9.65
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	25.0%	22.4%
Risk-free rate	1.1%	1.1%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$-
Initial value of public and private warrant liabilities	24,205,999
Change in fair value	(115,000)
Fair Value at March 31, 2021	$24,090,999
Change in fair value	(6,539,681)
Public warrants reclassified to level 1	(9,659,985)
Fair Value at June 30, 2021	7,891,333
Change in fair value	(415,333)
Fair Value at September 30, 2021	$7,476,000

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of December 30, 2020	$-	$-	$-
Initial measurement on March 15, 2021	14,950,000	9,255,999	24,205,999
Change in valuation inputs or other assumptions	(115,000)	-	(115,000)
Fair value as of March 31, 2021	$14,835,000	$9,255,999	$24,090,999
Change in valuation inputs or other assumptions	(5,175,015)	(1,364,666)	(6,539,681)
Fair value as of June 30, 2021	$9,659,985	$7,891,333	$17,551,318
Change in valuation inputs or other assumptions	(1,609,997)	(415,333)	(2,025,330)
Fair value as of September 30, 2021	$8,049,988	$7,476,000	$15,525,988

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

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

For the three months ended September 30, 2021, we had a net income of $1,411,521. We incurred $639,593 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $25,784 on our amounts held in the Trust Account.

For the nine months ended September 30, 2021, we had a net income of $6,735,800. We incurred $799,820 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $55,688 on our amounts held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the Trust Account of $481,676 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $481,676 outside of the Trust Account as of September 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers (which is described in Note 5 to our financial statements), for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

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

We issued an aggregate of 17,433,333 warrants (comprising 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants), which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants issued by the Company in connection with the IPO was initially measured using a Monte Carlo simulation model, and then subsequently measured at the public trading price. The fair value of Private Placement Warrants has been estimated using a Modified Black-Scholes model simulations at each measurement date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021, and due to the restatements of our March 15, 2021, March 31, 2021, and June 30, 2021 financial statements regarding the classification of redeemable Class A common stock, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s respective quarterly reports on Form 10-Q for the quarters then ended, as well as the Company’s balance sheet, as of March 15, 2021, included on the Company’s Form 8-K filed with the SEC on March 19, 2021, such restatements were necessitated by the fact that the Company’s Class A common stock are complex equity instruments with certain redemption provisions that are not solely within the control of the Company, and therefore, such Class A common stock subject to redemption are required to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company has restated its financial statements to classify all Class A common stock as temporary equity and reflect any related impact, as the threshold for redemption in the Company’s charter would not change the nature of the Class A common stock as redeemable and thus the Class A common stock is required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of September 30, 2021, the material weakness discussed above had not been fully remediated. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of the fiscal year 2021.

Our certifying officers performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and the Private Placement Warrants. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement and recent comment letters issued by the SEC, our audit committee identified, in light of the SEC Staff Statement and those comment letters, a material weakness in our internal controls over financial reporting.

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

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

Pine Technology Acquisition Corp.

Date: November 18, 2021	By:	/s/ Christopher Longo
	Name:	Christopher Longo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Ciro M. DeFalco
	Name:	Ciro M. DeFalco
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)