Form 10-K
period 2021-12-31
Pine Technology Acquisition Corp.
filed 2022-03-11
CIK 1838238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-40179

Pine Technology Acquisition Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	86-1328728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Lena Drive

Aurora, Ohio 44202

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 402-8216

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was $334,305,000.

As of March 1, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of Pine Technology Acquisition Corp. (the “Company”) may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this annual report to “we,” “us,” “company,” “PTAC,” or “our company” are to Pine Technology Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to Pine Technology Sponsor LLC, a Delaware limited liability company. References to our “initial stockholder” are to our sponsor, the holder of our Class B common stock prior to our initial public offering.

Item 1. Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 260 Lena Drive, Aurora, Ohio 44202 and our telephone number is (212) 402-8216. Our corporate website address is www.pinetechnology.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In December 2020, our sponsor purchased an aggregate of 8,625,000 shares of Class B common stock (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares of our Class A common stock and our Class B common stock (collectively, our “common stock’) upon completion of the initial public offering (the “IPO”).

On March 15, 2021, we completed our IPO of 34,500,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $345,000,000. Each unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “public shares”), and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 5,933,333 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or approximately $8,900,000 in the aggregate. An aggregate of $345,000,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $345,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

On April 30, 2021, we announced that, commencing May 3, 2021, holders of the 34,500,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “PTOCU” and the shares of Class A common stock and warrants that were separated trade under the symbols “PTOC” and “PTOCW,” respectively.

Recent Developments

Terminated Business Combination Agreement

On December 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pine Technology Merger Corp., a Delaware corporation (“Merger Sub”), and The Tomorrow Companies Inc., a Delaware corporation (“Tomorrow.io” and together with PTAC and Merger Sub, the “Parties”).

On March 6, 2022, the Parties entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”) pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io will pay us $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of a Change of Control (as defined in the Termination Agreement).

As a result of the Termination Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into in connection with the Merger Agreement, including, but not limited to, the Parent Support Agreement, dated as of December 7, 2021, by and among PTAC, Tomorrow.io and Sponsor, the Voting and Support Agreements, dated as of December 7, 2021, by and among PTAC, Merger Sub, Tomorrow.io and certain Tomorrow.io stockholders, and the Subscription Agreements, dated December 7, 2021, by and among PTAC with its sponsor and certain other investors, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms.

We intend to continue to pursue the consummation of a business combination with an appropriate target.

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is filed herewith as Exhibit 2.1, and the Termination Agreement, which is filed herewith as Exhibit 10.15, each of which is incorporated by reference herein.

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s website (http://www.sec.gov) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

Facilities

PTAC maintains its principal executive offices at 260 Lena Drive, Aurora, Ohio 44202. PTAC pays the Sponsor $10,000 per month for office space, administrative and support services pursuant to the terms of an administrative services agreement between PTAC and an affiliate of the sponsor. Upon completion of its initial business combination or PTAC’s liquidation, PTAC will cease paying these monthly fees. PTAC considers its current office space adequate for its current operations.

Employees

PTAC currently has two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to PTAC’s affairs until PTAC has completed its initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. PTAC does not intend to have any full-time employees prior to the consummation of an initial business combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Company’s initial public offering, or December 31, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus relating to our IPO and the registration statement relating to our proposed initial business combination before making a decision to invest in our securities. See “Item 1 Business - Additional Information Regarding the Proposed Initial Business Combination and the Company.” If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	being a newly incorporated company with no operating history and no revenues;

●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

●	the ability of holders of our Class A Common Stock (the “public stockholders”) to exercise redemption rights;

●	the requirement that we complete our initial business combination within 24 months from the closing of the IPO unless extended in accordance with our amended and restated certificate of incorporation (the “completion window”);

●	the possibility that Nasdaq may delist our securities from trading on its exchange;

●	being declared an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

●	complying with changing laws and regulations;

●	the performance of the prospective target business or businesses;

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses available to us and the ability of our directors and officers;

●	the ability of Barry D. Zyskind, Adam Karkowsky, Christopher Longo and Trident Pine Acquisition, L.P. (collectively, the “founders”) our sponsor, directors and officers to generate a number of potential business combination opportunities;

●	the issuance of additional Class A Common Stock in connection with a business combination that may dilute the interest of our stockholders;

●	the incentives to our sponsor, founders, directors and officers to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our ability to obtain additional financing to complete our initial business combination;

●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants (as defined herein);

●	our ability to redeem your unexpired public warrants prior to their exercise;

●	our public securities’ potential liquidity and trading; and

●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholder, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholder, directors and officers have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholder’s founder shares, we would need 12,937,501, or 37.5%, of the 34,500,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our initial stockholder and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholder and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount deferred underwriting discount payable by is in connection with the IPO is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, directors and officers have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If permitted withdrawals and other sources of working capital are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, founders, directors, officers, advisors or any of their respective affiliates or third parties to operate or may be forced to liquidate. Neither our sponsor, founders, directors, officers, advisors nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants if any matters are submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law and as described herein. In addition, if we are unable to complete an initial business combination within the completion window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the completion window before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds available to us outside of the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, directors, officers, advisors or any of their respective affiliates or third parties, although they are under no obligation or other duty to loan funds to, or invest in, us, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may depend on permitted withdrawals from our trust account and loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Our sponsor, founders, our directors and officers or their respective affiliates may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. For example, on December 6, 2021, we issued a promissory note in the principal amount of $350,000 to our sponsor. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

The placement of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the per share amount initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of our securities;

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long-term. We do not plan to buy businesses or assets with a view to resale or profit from their resale.

We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating target businesses in a particular industry nor any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with the Nasdaq rules that require that an initial business combination be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount and taxes payable on the income earned on the trust account), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 240,000,000 shares of Class A common stock, par value $0.0001 per share, and 60,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 210,000,000 and 52,500,000 (assuming in each case, that the underwriters have not exercised their option to purchase additional units) authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the Private Placement Warrants provided us with $345,000,000 that we may use to complete our initial business combination (which includes deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, founders, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including extensions of the completion window, the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholder, who will beneficially own 20% of our common stock (assuming it does not purchase any units or Class A common stock), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose, but will not have sufficient voting power (assuming they do not purchase any units or Class A common stock) to approve such amendment without the support of other stockholders holding at least 45% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholder, directors and officers have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholder, directors and officers. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholder, directors or officers for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from our sponsor or its affiliates) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. Our sponsor is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. Furthermore, cybersecurity and protection against cyber incidents and attacks will be particularly important to us after our initial business combination. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent novel coronavirus, or COVID-19, outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Risks Relating to Our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent (the “Excess Shares”). However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Moreover, our Class B stockholders will be entitled to elect all of our directors prior to the completion of our initial business combination and may elect to do so by written consent without a meeting.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a “cashless basis.” However, no warrant will be exercisable for cash or on a “cashless basis,” and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that our Class A common stock is not “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis,” such that we may issue the shares of Class A common stock without an effective registration statement pursuant to Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholder and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholder and its permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholder or their permitted transferees, the private placement warrants owned by our sponsor or warrants issued in connection with working capital loans are registered for resale.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholder will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholder owns 20% of our outstanding common stock (assuming it does not purchase any units or Class A common stock). In addition, the founder shares, all of which are held by our initial stockholder, entitles the holders thereof to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholder nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholder may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholder purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholder will exert significant influence over actions requiring a stockholder vote.

Our initial stockholder contributed $25,000, or approximately $0.003 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

Our initial stockholder acquired the founder shares at a nominal price, significantly contributing to the dilution of holders of our Class A common stock. This dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution rights of the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

Our warrant agreement designates the courts of the City of New York, County of New York, State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the City of New York, County of New York, State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the City of New York, County of New York, State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Our initial stockholder, founders, directors and officers and any of their respective affiliates may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such warrants if any matters are submitted to warrant holders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholder, founders, directors and officers and their respective affiliates has no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our initial stockholder, founders, directors and officers and their respective affiliates may purchase and it is not currently known how many public warrants, if any, our initial stockholder, founders, directors and officers and any of their respective affiliates may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, we will have the option to require any holder that wishes to exercise his or her warrant (including any warrants held by our initial stockholder, directors or officers, other purchasers of the Private Placement Warrants or their permitted transferees) to do so on a “cashless basis.” If we choose to require holders to exercise their warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as described in the warrant agreement), as part of the units offered in the IPO. Simultaneously with the closing of the IPO, we issued an aggregate of 5,933,333 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as described in the warrant agreement. Our initial stockholder currently holds 8,625,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

Our warrants are accounted for as a warrant liability which could have an adverse effect on the future market price of our Class A common stock and warrants and could also make it more difficult to consummate an initial business combination.

Upon the consummation of our IPO and the concurrent sale of Private Placement Warrants on March 15, 2021, we issued an aggregate of 17,433,333 warrants, comprising the 11,500,000 warrants included in the units and the 5,933,333 Private Placement Warrants, including the underwriters’ over-allotment option which was exercised in full. We are accounting for the warrants as a liability and are recording the warrants at fair value upon issuance. We are required to determine the fair value of the warrants at the end of each quarter and any changes in fair value are reflected on our statement of operations and balance sheet. Consequently, any increase in the fair value of the warrant liability will have an adverse effect on our net income and stockholders’ equity, which could in turn have an adverse effect on the market price of our Class A common stock and warrants, or the market price of our Class A common stock and warrants of any successor following our initial business combination. Because of this, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which could make it more difficult for us to consummate an initial business combination with a target business.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

In the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it will provide that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Relating to Our Management Team

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our directors and officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our directors and officers are not obligated to contribute any specific number of hours per week to our affairs.

Affiliates of our sponsor, including Trident Pine Acquisition, L.P., Peel Acquisition Company II, LLC, AmTrust Financial Services, Inc. and their respective affiliates have a history of operating and making investments in the types of companies that we may target for our initial business combination. Such affiliates of our sponsor will not have a duty to offer acquisition opportunities to the company. Our founders and officers and certain of our directors are affiliated with one or more of Stone Point Capital LLC, Peel Acquisition Company II, LLC, AmTrust Financial Services, Inc, Novum Underwriting Partners, LLC and Cedar Insurance Company. and none of them will have any duty to offer acquisition opportunities to the company unless presented to him or her solely in his or her capacity as a director or officer of the company and after he or she has satisfied his or her contractual and fiduciary obligations to other parties.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “Directors, Executive Officers and Corporate Governance” for a discussion of our officers’ and directors’ other business affairs.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of any of our other directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. However, we do not expect that any of our key personnel will remain with us after the completion of our initial business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an initial business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an initial business combination in a timely manner or at all.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, directors and officers are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our directors and officers that will limit their ability to work at other businesses. In addition, our sponsor, founders, directors and officers and their respective affiliates may participate in the formation of, or become a director or officer of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, founders, directors and officers could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

As described in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” each of our directors and officers presently has, and any of them in the future may have fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such director or officer is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Please see “Directors, Executive Officers and Corporate Governance — Conflicts of Interest” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, founders or our directors or officers or we may pursue an affiliated joint acquisition opportunity with any such persons. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor, founders, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, founders, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, founders, directors and officers with other businesses, we may or may not decide to acquire one or more businesses affiliated with or competitive with our sponsor, founders, directors and officers, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, founders, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, founders, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholder will lose its entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In December 2020, our initial stockholder purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the IPO. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor has subscribed to purchase an aggregate of 5,933,333 Private Placement Warrants for a purchase price of approximately $8,900,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

The founder shares are identical to the shares of Class A common stock included in the units sold in the IPO, except that: (1) only holders of the founder shares have the right to vote on the election and removal of directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions; (3) our initial stockholder, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment; and (5) the holder of founder shares is entitled to registration rights.

The personal and financial interests of our sponsor, founders, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	exchange listing and/or delisting requirements;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, including, but not limited to, tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots, and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our sponsor, founders, members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our sponsor, founders, members of our management team and their respective affiliates is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of our sponsor, founders and their respective affiliates and members of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record and performance of our sponsor, founders, members of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. In addition, our sponsor, founders, directors and officers have had limited experience with blank check companies or special purpose acquisition companies in the past. An investment in us is not an investment in our sponsor, founders or their respective affiliates.

Certain agreements related to the IPO and our initial business combination may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the IPO, the letter agreement among us and our initial stockholder, directors and officers, and the registration rights agreement among us and our initial stockholder, the Merger Agreement and other agreements we entered into in connection with the Merger may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. It may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $313,382 in cash and a working capital deficiency of $844,633. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial business combination are discussed in the section of this annual report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

Legal proceedings in connection with the initial business combination, the outcomes of which are uncertain, could delay or prevent the completion of the initial business combination.

In connection with the initial business combination, certain of our stockholders have filed lawsuits and other shareholders have threatened to file lawsuits alleging breaches of fiduciary duty and violations of the disclosure requirements of the Exchange Act. We intend to defend the matters vigorously. These cases are in the early stages and we are unable to reasonably determine the outcome or estimate any potential losses, and, as such, have not recorded a loss contingency.

Additional lawsuits may be filed against us or our directors and officers in connection with the initial business combination. Defending such additional lawsuits could require us to incur significant costs and draw the attention of our management team away from the initial business combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the initial business combination is consummated may adversely affect the post-combination company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the business combination from becoming effective within the agreed upon timeframe.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Staff Statement”) and recent comment letters issued by the SEC, our audit committee identified, in light of the SEC Staff Statement and those comment letters, a material weakness in our internal controls over financial reporting.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our most recently completed second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

We face risks related to insurance sector companies.

Business combinations with companies in the insurance sector (including those focused on the insurance-related technology sector (“InsurTech”)) entail special considerations and risks. If we are successful in completing a business combination with such a target business, we will be subject to, and may be adversely affected by, the following risks:

●	compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results;

●	we may not be able to obtain regulatory approvals in connection with a business combination in a timely manner, or at all, and this delay or failure may result in additional expenditures of money and resources, jeopardize our efforts to consummate a business combination within required time periods and force us to liquidate;

●	each of our target businesses will be subject to extensive regulation, which may adversely affect our ability to achieve our business objectives; in addition, if a target business fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which could reduce our earnings significantly;

●	if we fail to properly evaluate the financial position and reserves of a target business with which we enter into a business combination, our losses and benefits from the operation of that business may exceed our loss and benefit reserves, which could have a significant adverse effect on our results of operations;

●	a downgrade in the claims paying and financial strength ratings of a target business may cause significant declines in its revenues and earnings;

●	changes in market interest rates or in the equity security markets may impair the performance of a target business’ investments, the sales of its investment products and issuers of securities held in the portfolio of the target business;

●	the exclusions and limitations in policies written by a target business may not be enforceable;

●	cyclical changes in the property/casualty insurance industry may negatively impact a target business’ results of operations;

●	catastrophic losses are unpredictable and may adversely affect the results of operations, liquidity and financial condition of a target business;

●	periods of adverse frequency of losses are unpredictable and may adversely affect the results of operations, liquidity and financial condition of a target business;

●	availability of adequate and cost-effective reinsurance coverage is unpredictable and may adversely affect the ability of the company to offset excess risks from the balance sheet of a target business;

●	a target business may be subject to assessments and other surcharges from state guaranty funds, mandatory reinsurance arrangements and state insurance facilities, which may reduce or otherwise impair profitability;

●	reliance by a target business on information technology and telecommunications systems and the failure or disruption of these systems could disrupt its operations and adversely affect its results of operations;

●	if our target business’ established reserves for insurance claims are insufficient, it may not be able to meet its obligations as they become due and its earnings may be reduced or it could suffer losses; and

●	if a target business is engaged in insurance brokerage, a reduction in insurance premium rates and commission rates may have an adverse effect on its operations and profits.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, while we currently intend to concentrate our efforts on identifying businesses in the InsurTech sector and businesses that provide insurance products and services in all sectors of the insurance industry, we are not required to complete our initial business combination with an InsurTech or insurance business, and, as a result our efforts in identifying prospective target businesses will not be limited to the InsurTech or insurance sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We may face risks related to businesses in the InsurTech sector.

Business combinations with businesses in the InsurTech sector may involve special considerations and risks. If we complete our initial business combination with a business in the financial services industry or a business providing technology services to the financial industry, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	if we are unable to keep pace with evolving technology and changes in the InsurTech sector, our revenues and future prospects may decline;

●	our ability to provide InsurTech products and services to customers may be reduced or eliminated by regulatory changes;

●	any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	difficulties with any products or services we provide could damage our reputation and business;

●	a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

●	we may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the InsurTech sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which the target business which we acquire operates, none of which can be presently ascertained.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

PTAC maintains its principal executive offices at 260 Lena Drive, Aurora, Ohio 44202. PTAC pays the Sponsor $10,000 per month for office space, administrative and support services pursuant to the terms of an administrative services agreement between PTAC and an affiliate of the sponsor.

Item 3. Legal Proceedings.

In connection with the initial business combination, two purported stockholders have sent demand letters, one of which includes a draft complaint, alleging breaches of fiduciary duty and threatening litigation. No amount of damages is stated in either letter. We believe that these threatened lawsuits are without merit and, if filed, intend to defend the matters vigorously. We are currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. There is no other material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “PTOCU,” “PTOC” and “PTOCW,” respectively.

Holders

Although there are a larger number of beneficial owners, at March 1, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on shares of our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of our initial business combination. The payment of any dividends subsequent to the completion of our initial business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Pine Technology Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

Terminated Business Combination Agreement

On December 7, 2021, we entered into the Merger Agreement with Merger Sub and Tomorrow.io.

On March 6, 2022, the Parties to the Merger Agreement entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io will pay us $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control.

As a result of the Termination Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into in connection with the Merger Agreement, including, but not limited to, the Parent Support Agreement, dated as of December 7, 2021, by and among PTAC, Tomorrow.io and Sponsor, the Voting and Support Agreements, dated as of December 7, 2021, by and among PTAC, Merger Sub, Tomorrow.io and certain Tomorrow.io stockholders, and the Subscription Agreements, dated December 7, 2021, by and among PTAC with its sponsor and certain other investors, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms.

We intend to continue to pursue the consummation of a business combination with an appropriate target.

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is filed herewith as Exhibit 2.1, and the Termination Agreement, which is filed herewith as Exhibit 10.15, each of which is incorporated by reference herein.

For more information about the Terminated Business Combination Agreement and other recent developments, please see “Item 1. Business - Recent Developments.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial business combination, and activities in connection with the proposed acquisition of Tomorrow.io, which has subsequently been terminated. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $1,661,915, which consists of interest income on amounts held in the Trust Account of $75,817 and change in the fair value of the warrant liability of $1,771,678, offset by formation and operating costs of $2,309,331, offering expenses related to warrant issuance of $844,080 and excess of fair value over cash received for Private Placement Warrants of $355,999.

For the quarter ended December 31, 2021, we had a net loss of $ $8,397,715, which was largely attributable to a $6,908,333 increase in the fair value of the warrant liability, as well as operating costs of $1,509,511 consisting primarily of the costs related to the initial business combination. We had interest income on amounts held in the Trust Account of $20,129.

For the period from December 30, 2020 (inception) through December 31, 2020, we had net loss of $1,940, which consists of formation and operating costs of $1,940.

Liquidity and Capital Resources

On March 15, 2021, we consummated the IPO of 34,500,000 units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,933,333 Private Placement Warrants to the sponsor at a price of $1.50 per warrant, generating gross proceeds of approximately $8,900,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the trust account. We incurred $19,478,776 in transaction costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $503,776 of other costs.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $345,075,817 (including approximately $75,817 of interest income) consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest income from the trust account to pay our tax obligations.

For the year ended December 31, 2021, cash used in operating activities was $1,486,542. Net loss of $1,661,915 was affected by interest earned on cash and marketable securities held in the Trust Account of $75,817, a change in fair value of warrant liabilities of $1,771,678, excess of fair value over cash received for Private Placement Warrants of $355,999 and offering costs allocated to warrants of $844,080. Changes in operating assets and liabilities provided $822,789 of cash for operating activities.

For the period from December 30, 2020 (inception) through December 31, 2020, cash used in operating activities was nil. Net loss of $1,940 was offset by changes in current assets and liabilities of $1,940.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $313,382. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

We anticipate that the $313,382 outside of the Trust Account as of December 31, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers (which is described in Note 5 to our financial statements), for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a business combination. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of a business combination or the date we are required to liquidate. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the initial stockholder or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

On December 6, 2021, we issued a promissory note in the principal amount of $350,000 to our sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Note; however, no proceeds from the trust account may be used for such repayment. As of December 31, 2021, the outstanding balance under the Note amounted to an aggregate of $350,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

The underwriters of the PTAC IPO are entitled to a deferred fee of $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

On December 6, 2021, we issued a promissory note in the principal amount of $350,000 (the “Note”) to our sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our audited balance sheet.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The Company’s statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

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

We account for our 17,433,333 warrants (comprising 11,500,000 public included as part of our units sold in our initial public offering (the “public warrants”) and 5,933,333 private placement warrants sold to our sponsor in a private placement which took place concurrently with our initial public offering (the “Private Placement Warrants”)) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of public warrants issued by the Company in connection with its initial public offering was initially measured using a Monte Carlo simulation model, and then subsequently measured at the public trading price. The fair value of Private Placement Warrants has been estimated using a Modified Black-Scholes model at each measurement date.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk..

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021, and due to the restatements of our March 15, 2021, March 31, 2021, and June 30, 2021 financial statements regarding the classification of redeemable Class A Common Stock, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited annual financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021, and due to the restatements of our March 15, 2021, March 31, 2021, and June 30, 2021 financial statements regarding the classification of redeemable Class A Common Stock, which combined, constitutes a material weakness in our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of December 31, 2021, the material weakness discussed above had not been fully remediated. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of the fiscal year 2022.

Our certifying officers performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the public warrants, the Private Placement Warrants and Class A Common Stock. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Christopher Longo	48	Chief Executive Officer, Director
Ciro M. DeFalco	66	Chief Financial Officer, Treasurer and Secretary
Adam Karkowsky	47	Non-Executive Chairman
J. Eric Smith	64	Director
Bradley Tusk	48	Director
Nicolas D. Zerbib	50	Director

Christopher Longo has been our Chief Executive Officer and a Director since December 2020. Mr. Longo served as AmTrust Financial Services, Inc.’s (“AmTrust”) Chief Information Officer from 2006 to 2019 and as its Chief Operating Officer from 2016 to 2019. During this time, AmTrust successfully closed and integrated more than 40 acquisitions and investments. In 2019, Mr. Longo founded Novum Underwriting Partners, LLC, a technology-focused commercial insurance managing general agent and brokerage. He is an industry thought leader in technology and large-scale insurance operations. Mr. Longo is responsible for developing or co-developing multiple unique proprietary software applications, all managed on a single operating platform and architecture and created the AmTrust Innovation Lab, whose primary purpose was to take advantage of the growing insurance-related technology sector (“InsurTech”) sector. Mr. Longo was selected as our Chief Executive officer and to serve on our board of directors due to his extensive experience in the insurance industry as well as his combined leadership experience in technology and insurance operations and experience identifying and partnering with InsurTech companies.

Ciro M. DeFalco has been our Chief Financial Officer, Treasurer and Secretary since March 2021. He is an Executive Advisor for G58 Capital, an advisory and consulting firm that serves property/casualty insurance boards, executive management and private equity investors since its inception in September 2019. He is also a consultant to and director of Adar Tree Capital Corp., an insurance and investment holding company, and its subsidiary, Cedar Insurance Company. Mr. DeFalco was previously Executive Vice President and Chief Financial Officer of The Navigators Group, Inc. (“Navigators”), a Nasdaq-listed global specialty insurer, from October 2011 until its sale to The Hartford in 2019. In addition to serving as Chief Financial Officer of Navigators, he was a member of the Global Leadership Team, and served as a Director of its two U.S. insurance companies, Lloyd’s of London Syndicate and two Continental European companies. Prior to Navigators, Mr. DeFalco was Senior Vice President & Group Planning Officer of White Mountains Re Group (“WMRe”), the reinsurance subsidiary of White Mountains Insurance Group. From 2002 to 2011, he managed the direction and oversight of WMRe’s Planning, Capital Management and Catastrophe Management Reporting & Analysis functions. Earlier in his career, Mr. DeFalco held a variety of senior corporate finance, controllership, treasury and audit positions at Marsh & McLennan Companies, Johnson & Higgins and other financial/non-financial industry firms. He is accredited as a Certified Public Accountant and Chartered Global Management Accountant.

Adam Karkowsky has been our Non-Executive Chairman since December 2020. He is President of AmTrust and previously served as AmTrust’s Chief Financial Officer and Executive Vice President, Strategic Development and Mergers & Acquisitions. While at AmTrust, Mr. Karkowsky has led more than 40 strategic acquisitions and investments that span the insurance value chain including carriers, managing general agents, agencies and InsurTech startups. Prior to AmTrust, Mr. Karkowsky served in various finance and strategy roles in the private equity and insurance industries, including as Vice President, Mergers & Acquisitions Insurance Group at American International Group, Inc. Mr. Karkowsky brings to the company considerable experience in strategic development and finance in the insurance industry, as well as a track record of executing strategic acquisitions and investments in the insurance industry, including in the InsurTech sector.

J. Eric Smith has been a Director since March 2021. Mr. Smith recently retired as President and CEO of Swiss Re Americas. He was also a member of the Group Executive Committee of Swiss Re Ltd. He joined Swiss Re in July 2011. Prior to this, he served in leadership roles at both Allstate and USAA. First, he served as President, Financial Services at Allstate and then as President of USAA Life Insurance Co. He began his career at Country Financial, where he worked for two decades in various roles in property and casualty insurance. Mr. Smith is currently a board member of QBE Insurance Group, Deutsche Bank Americas and Health iQ. Mr. Smith brings significant industry-specific knowledge and leadership experience to our board of directors.

Bradley Tusk has been a Director since March 2021. Mr. Tusk is a venture capitalist, political strategist, philanthropist and writer. He is the founder and Chief Executive Officer of Tusk Holdings, which includes Tusk Ventures, Tusk Strategies, Tusk Philanthropies and Ivory Gaming. Mr. Tusk is also a Managing Director of Tusk Venture Partners, a venture capital fund that invests solely in early-stage start-up companies in highly regulated industries. He has served as founder and Chief Executive Officer of Tusk Strategies, a political consulting firm, from 2010 to 2021. Since 2015, he has served as Co-Founder and Chairman of Ivory Gaming Group, a casino management company. He is currently Chairman of IG Acquisition Corp., a blank check company that raised $300,000,000 in its initial public offering in October 2020 which is pursuing a business combination in the in the leisure, gaming or hospitality industries. Mr. Tusk brings significant experience and leadership in highly regulated industries and in politics.

Nicolas D. Zerbib has been a Director since March 2021. He joined Stone Point in 1998 and is currently a Managing Director and a member of its investment committee. Mr. Zerbib has served as director of VantageSouth Bancshares, Inc., Piedmont Community Bank Holdings, Inc. and Yadkin Bank and Yadkin Financial Corporation. Mr. Zerbib serves as a director of Alliant Insurance Services Inc, DealerPolicy, a digital insurance solutions provider, and Mitchell International, Inc., an insurance claims management company. He has also served as a director of several other Stone Point portfolio companies, including The ARC Group, LLC, a wholesale insurance broker, Amherst Holdings, LLC, a financial services holding company, and StoneRiver Group, L.P., a provider of insurance technology, professional services and outsourcing solutions to the insurance industry. From 2005 to 2007, Mr. Zerbib served as director for James River Group, Inc., an insurance holding company that was publicly traded until December 2007. As a partner of a private equity firm investing in financial services companies, Mr. Zerbib brings significant industry knowledge and industry-specific financial expertise to our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our board of directors will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of J. Eric Smith and Bradley Tusk, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Christopher Longo, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Adam Karkowsky and Nicolas D. Zerbib, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, a Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by the board of directors.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Adam Karkowsky, J. Eric Smith, Bradley Tusk and Nicolas D. Zerbib is an independent director under applicable SEC and Nasdaq rules.

Executive Officer and Director Compensation

None of our directors or officers have received any compensation for services rendered to us. Our sponsor, directors, officers and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are . Eric Smith, Nicolas D. Zerbib and Adam Karkowsky, who serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Adam Karkowsky qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Bradley Tusk, Nicolas D. Zerbib and Adam Karkowsky, who serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Bradley Tusk, Nicolas D. Zerbib and Adam Karkowsky, who serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our Class A Common Stock will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we are aware of no late Section 16(a) filings other than one late Form 3 report filed by Nicolas D. Zerbib (the initial filing as a director of the Company).

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees.

You will be able to review these documents by accessing our website at www.pinetechnology.com. In addition, a copy of the Code of Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our directors and officers and presently has, and any of them in the future may have fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such director or officer is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. There are no agreements, arrangements or understandings with respect to priorities regarding if or how any such opportunities or investment ideas will be presented to such parties or to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our directors, officers, sponsor or their respective affiliates will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Our sponsor, founders, directors and officers and their respective affiliates may participate in the formation of, or become a directors or officer of, any other blank check company prior to completion of our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors, officers, sponsor and their respective affiliates may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management and sponsor may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, directors and officers have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholder or any of our directors, officers or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholder until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, directors and officers may directly or indirectly own common stock and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

●	In general, directors and officers of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our directors or officers in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Christopher Longo	Novum Underwriting Partners, LLC	Insurance	Chief Executive Officer

Ciro M. DeFalco	Adar Tree Capital Corp.	Insurance	Director
	Cedar Insurance Company	Insurance	Director

Adam Karkowsky	AmTrust Financial Services Inc.	Insurance	President
	Evergreen Parent GP, LLC	Private equity	Chief Financial Officer
	Amynta Agency Inc.	Insurance	Director
	Canopius Holdings Bermuda Limited	Insurance	Director

J. Eric Smith	QBE Group	Insurance	Director
	Americas Health iQ	Insurance	Director

Bradley Tusk	Tusk Holdings	Venture capital	Chief Executive Officer
	Tusk Ventures	Consulting	Chief Executive Officer
	Tusk Venture Partners	Venture capital	Managing Director
	Ivory Gaming Group	Casino management	Co-Founder and Chairman
	IG Acquisition Corp.	Blank check company	Chairman

Nicolas D. Zerbib	Alliant Insurance Services Inc.	Insurance Brokerage	Director
	Amherst Holdings LLC	Asset Management	Director
	Applied Systems Inc.	Software	Director
	Bullhorn, Inc.	Software	Director
	Businesssolver.com, Inc.	Software	Director
	DealerPolicy	Insurance Brokerage	Director
	Evergreen Parent GP, LLC	Private equity	Director and Manager
	Freepoint Commodities, LLC	Commodities	Director
	ITM 21 HoldCo GP LLC	Business Services	Director
	LTCG, Inc.	Business Services	Director
	Mitchell International, Inc.	Business Services	Director
	PHR Acquisition Holdings GP, LLC	Software	Director
	Stone Point Capital LLC	Private equity	Managing Director
	The ARC Group, LLC	Insurance Brokerage	Director

Accordingly, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

While our sponsor, founders, directors and officers and their respective affiliates will not have any duty to offer acquisition opportunities to us, our sponsor, founders, our directors and officers and their respective affiliates may become aware of a potential transaction that is an attractive opportunity for us, which they may or may not decide to share with us. Conflicts may arise from Pine Technology Sponsor LLC’s sponsorship of the Company, as well as from actions undertaken by such persons for their own account. When acting for their own account, such persons may take commercial steps which may have an adverse effect on us. Any of their other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of such persons may at times be adverse to ours.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, founders, directors or officers. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor, founders, our directors and officers and their respective affiliates, or any of their respective clients may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If any such person elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor, directors and officers have agreed to vote any founder shares and any Class A Common Stock held by them in favor of our initial business combination, and our directors and officers have also agreed to vote Class A Common Stock purchased by them (if any) during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We obtained a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

In connection with the IPO, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $10,000 to an affiliate of our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 24 months, an affiliate of the sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, directors and officers or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the post-combination business. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers, directors and director nominees; and

●	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Class A Common Stock	Number of Shares Beneficially Owned		Percentage of Outstanding Class B Common Stock
Pine Technology Sponsor LLC(2)	—	—	8,625,000	(3)	100%
Peel Acquisition Company II, LLC(2)	—	—	8,625,000	(3)	100%
Trident Pine Acquisition, L.P.(2)	—	—	8,625,000	(3)	100%
Christopher Longo	—	—	—		—
Ciro M. DeFalco	—	—	—		—
Adam Karkowsky	—	—	—		—
J. Eric Smith	—	—	—		—
Bradley Tusk	—	—	—		—
Nicolas D. Zerbib	—	—	—		—
Saba Capital Management, L.P. and affiliates(4)	2,010,121	5.8%	—		—
Magnetar Financial LLC and affiliates (5)	1,767,075	5.1%	—		—
The Goldman Sachs Group, Inc. and affiliates(6)	1,730,189	5.0%	—		—
All officers and directors as a group (6 individuals)	—	—	—		—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pine Technology Acquisition Corp. 260 Lena Drive, Aurora, Ohio 44202.

(2)	Pine Technology Sponsor LLC is the record holder of the shares reported herein. Each of our directors and officers have direct or indirect membership interests in Pine Technology Sponsor LLC. Peel Acquisition Company II, LLC and Trident Pine Acquisition, L.P. are the managing members of Pine Technology Sponsor LLC and, together, have voting and investment discretion with respect to the common stock held of record by Pine Technology Sponsor LLC. Barry D. Zyskind is the manager of Peel Acquisition Company II, LLC. Trident Pine GP, LLC is the general partner of Trident Pine Acquisition, L.P. Trident VII, L.P. and Trident VII Parallel Fund, L.P. (the “Trident VII Partnerships”) are the majority members of Trident Pine GP, LLC. Trident Capital VII, L.P. (“Trident VII GP”) is the general partner of the Trident VII Partnerships. Pursuant to certain management agreements, Stone Point Capital LLC, the investment manager of the Trident VII Partnerships, has received delegated authority by Trident VII GP relating to the Trident VII Partnerships, provided that the delegated discretion to exercise voting rights may not be exercised on behalf of any of the Trident VII Partnerships without first receiving direction from the Investment Committee of the Trident VII GP or a majority of the general partners of the Trident VII GP. The management agreements do not delegate any power with respect to the disposition of Class A common stock or Class B common stock held by the Trident VII Partnerships. Nicolas D. Zerbib is a member and managing director of Stone Point Capital LLC and one of five general partners of the Trident VII GP. Each of PTAC’s directors and officers disclaims any beneficial ownership of any shares held by Pine Technology Sponsor LLC except to the extent of his or her ultimate pecuniary interest.

(3)	Represents Class B common stock held by our sponsor.

(4)	Based solely upon information contained in the Schedule 13G jointly filed with the SEC on February 14, 2022 by Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC. The address of the business office of each of the foregoing reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Based solely upon information contained in the Schedule 13G jointly filed with the SEC on January 28, 2022 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz. The address of the business office of each of the foregoing reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	Based solely upon information contained in the Schedule 13G jointly filed with the SEC on February 4, 2022 by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC. The address of the business office of each of the foregoing reporting persons is 200 West Street, New York, New York 10282.

Our sponsor beneficially owns 20.0% of the issued and outstanding shares of our common stock. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

In December 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares of our common stock upon completion of the IPO.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per warrant, or approximately $8,900,000 in the aggregate. An aggregate of $345,000,000 from the proceeds of the IPO and the sale of Private Placement Warrants was placed in a trust account such that the trust account held $345,000,000 at the time of closing of the IPO. Each whole Private Placement Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 30, 2020, our sponsor purchased an aggregate of 8,625,000 founders shares for a total purchase price of $25,000, or approximately $0.003 per share. The number of founders shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 34,500,000 shares of Class A Common Stock if the underwriters’ over-allotment option were exercised in full, and therefore that such founders shares would represent 20% of the issued and outstanding shares of our common stock (excluding shares issuable upon exercise of Private Placement Warrants) after such offering.

On December 30, 2020, we issued an unsecured promissory note in the amount of $600,000 (the “Promissory Note”) to our sponsor to be used for a portion of the expenses of our initial public offering. The Promissory Note was non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of our initial public offering. The Promissory Note was fully repaid on March 15, 2021.

Our sponsor purchased 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, or approximately $8,900,000 in the aggregate, in a private placement that closed simultaneously with our initial public offering. The Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Following the closing of our initial public offering, we pay an affiliate of our sponsor $10,000 per month for office space, administrative and support services pursuant to the terms of an administrative services agreement between us and an affiliate of the our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, directors or officers or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On December 6, 2021, we issued a promissory note in the principal amount of $350,000 (the “Note”) to our sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which we consummate an initial business combination as contemplated by our amended and restated certificate of incorporation.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, founders, directors and officers or any of their respective affiliates may, but none of them are obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity (the “Working Capital Warrants”) at a price of $1.50 per warrant at the option of the lender. The Working Capital Warrants would be identical to the Private Placement Warrants issued to our sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, founders, directors and officers or any of their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021, the only outstanding loan was the Note. Following the closing of our initial business combination, our sponsor, founders, directors and officers or any of their respective affiliates would be entitled to the repayment of any working capital loan and advances that have been made to us and remain outstanding.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the post-combination business. The directors of the post-combination business will determine executive and director compensation.

For additional information regarding transactions entered into in connection with the Terminated Business Combination Agreement, see Part I, Item 1 - Business-Recent Developments.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Adam Karkowsky, J. Eric Smith, Bradley Tusk and Nicolas D. Zerbib is an independent director under applicable SEC and Nasdaq rules.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from December 30, 2020 (inception) through December 31, 2020 totaled $85,430 and $30,900, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from December 30, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from December 30, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from December 30, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
2.1*+	Agreement and Plan of Merger, dated as of December 7, 2021, by and among The Tomorrow Companies Inc., Pine Technology Acquisition Corp. and Pine Technology Merger Corp. (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on December 7, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 10-Q filed by the Registrant on May 24, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).
4.1	Form of Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).
4.2	Form of Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).
4.3	Form of Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement, dated March 10, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.1	Promissory Note, dated December 31, 2020, issued to the sponsor (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).
10.2	Securities Subscription Agreement, dated December 31, 2020, between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).

Exhibit Number	Description
10.3	Letter Agreement, dated March 10, 2021, between the Registrant and each of its officers and directors and the sponsor (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.4	Investment Management Trust Agreement, dated March 10, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.5	Registration Rights Agreement, dated March 10, 2021, among the Company and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.6	Private Placement Warrant Purchase Agreement, dated March 10, 2021, between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.7	Form of Indemnity Agreement, dated March 10, 2021, between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.8	Administrative Services Agreement, dated March 10, 2021, between the Registrant and an affiliate of the sponsor (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.9+	Form of PIPE Subscription Agreement, dated as of December 7, 2021 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on December 7, 2021).
10.10+	Form of Pine Technology Acquisition Corp. Support Agreement, dated as of December 7, 2021 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on December 7, 2021).
10.11*+	Form of The Tomorrow Companies Inc. Support Agreements, dated as of December 7, 2021 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on December 7, 2021).
10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on December 7, 2021).
10.13+	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K filed by the Registrant on December 7, 2021).
10.14	Promissory Note, dated as of December 6, 2021, by and between the Registrant and sponsor (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Form 8-K filed by the Registrant on December 7, 2021).
10.15	Termination of Agreement and Plan of Merger, dated as of March 6, 2022, by and among The Tomorrow Companies Inc., Pine Technology Acquisition Corp. and Pine Technology Merger Corp. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 7, 2022).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aurora, Ohio, on the 11th day of March, 2022.

Pine Technology Acquisition Corp.

By:	/s/ Christopher Longo
Name:	Christopher Longo
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Longo	Chief Executive Officer and Director	March 11, 2022
Christopher Longo	(Principal Executive Officer)

/s/ Ciro M. DeFalco	Chief Financial Officer	March 11, 2022
Ciro M. DeFalco	(Principal Financial and Accounting Officer)

/s/ Adam Karkowsky	Chairman	March 11, 2022
Adam Karkowsky

/s/ J. Eric Smith	Director	March 11, 2022
J. Eric Smith

/s/ Bradley Tusk	Director	March 11, 2022
Bradley Tusk

/s/ Nicolas D. Zerbib	Director	March 11, 2022
Nicolas D. Zerbib

PINE TECHNOLOGY ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations, For the Year Ended December 31 2021 and For the Period from December 30, 2020 (inception) through December 31, 2020	F-4
Statement of Changes in Stockholders’ (Deficit) Equity, For the Year Ended December 31, 2021 and For the Period from December 30, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows, For the Year Ended December 31, 2021 and For the Period from December 30, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pine Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pine Technology Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from December 30, 2021 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 30, 2020 through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination. As of December 31, 2021, the Company’s cash and working capital deficit are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 11, 2022

PCAOB ID #688

PINE TECHNOLOGY ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash	$313,382	$-
Prepaid Expenses	290,673	-
Share subscription receivable	-	25,000
Total current assets	604,055	25,000
Deferred offering costs associated with IPO	-	28,860
Prepaid expenses - Non-current	54,586	-
Cash held in Trust Account	345,075,817	-

Total Assets	$345,734,458	$53,860

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$1,098,688	$30,800
Promissory Note	350,000	-
Total current liabilities	1,448,688	30,800
Warrant liabilities	22,434,321	-
Deferred underwriters’ discount	12,075,000	-
Total liabilities	35,958,009	30,800

Commitments and Contingencies
Class A Common Stock subject to possible redemption 34,500,000 and 0 shares at redemption value, respectively	345,075,817	-

Stockholders’ (Deficit ) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption at December 31, 2021)	-	-
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(35,300,231)	(1,940)
Total stockholders’ (deficit) equity	(35,299,368)	23,060

Total Liabilities and Stockholders’ (Deficit) Equity	$345,734,458	$53,860

The accompanying notes are an integral part of financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year ended	For the period from December 30, 2020 (inception) through
	December 31, 2021	December 31, 2020
Formation and operating costs	$2,309,331	$1,940

Loss from operations	(2,309,331)	(1,940)

Other Income (Loss)
Interest income	75,817	-
Excess fair value over cash received for private placement warrants	(355,999)	-
Change in fair value of warrant liabilities	1,771,678	-
Offering expenses related to warrant issuance	(844,080)	-
Total other income	647,416	-
Net loss	$(1,661,915)	$(1,940)

Weighted average shares outstanding, Class A common stock subject to possible redemption	27,505,479	-
Basic and diluted net loss per share	$(0.05)	$(0.00)
Weighted average shares outstanding, non-redeemable Class B common stock	8,396,918	7,500,000
Basic and diluted net loss per share	$(0.05)	$(0.00)

The accompanying notes are an integral part of financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance—December 30, 2020 (Inception)	—	$—	—	$—	$—	$—	—

Class B ordinary shares issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(1,940)	(1,940)
Balance—December 31, 2020	—	—	8,625,000	863	24,137	(1,940)	23,060

Sale of Units in Initial Public Offering, net of underwriting discount and initial fair value of public warrants on March 15, 2021	34,500,000	3,450	—	—	311,411,862	—	311,415,312

Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,411,862)	(33,588,434)	(345,003,738)

Accretion for Class A shares subject to redemption						(72,079)	(72,079)

Net loss						(1,661,915)	(1,661,915)
Balance—December 31, 2021	—	$—	8,625,000	$863	$24,137	$(35,324,368)	$(35,299,368)

The accompanying notes are an integral part of financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from December 30, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(1,661,915)	$(1,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(75,817)	—
Change in fair value of warrant liabilities	(1,771,678)	—
Excess of fair value over cash received for private placement warrants	355,999	—
Offering costs allocated to warrant issuance	844,080	—
Changes in current assets and current liabilities:
Prepaid assets	(345,259)	—
Accounts payable	1,168,048	1,940
Net cash used in operating activities	(1,486,542)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount	338,100,000	—
Proceeds from issuance of Private Placement Warrants	8,900,000	—
Proceeds from issuance of promissory notes to related party	444,990	—
Cash received for share receivable	25,000	—
Payment of promissory notes to related party	(94,990)
Payment of offering costs	(575,076)	—
Net cash provided by financing activities	346,799,924	—

Net Change in Cash	313,382	—
Cash – Beginning	—	—
Cash – Ending	$313,382	$—

Non-cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$345,000,000	$—
Initial value of warrant liabilities	$24,205,999	$—
Accretion for Class A common stock subject to possible redemption	$75,817	$—
Deferred underwriting discount payable charged to additional paid-in capital	$12,075,000	$—
Increase in stock subscription receivable for issuance of Class B common stock	$—	$25,000
Accrued deferred offering costs	$—	$28,860

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on from the marketable securities held in the Trust Account (as defined below).

Financing

The registration statement for the Company’s IPO was declared effective on March 10, 2021 (the “Effective Date”). On March 15, 2021, the Company consummated the IPO of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,933,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

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

On December 7, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Pine Technology Merger Corp., a Delaware corporation (“Merger Sub”), and The Tomorrow Companies Inc., a Delaware corporation (“Tomorrow.io”). On March 6, 2022, the Parties entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”) pursuant to which, due to market conditions, the parties thereto agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io will pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of a Change of Control (as defined in the Termination Agreement).

As a result of the Termination Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into and in connection with the Merger Agreement, including, but not limited to, the Parent Support Agreement, dated as of December 7, 2021, by and among the Company, Tomorrow.io and Pine Technology Sponsor LLC, the Voting and Support Agreements, dated as of December 7, 2021, by and among the Company, Merger Sub, Tomorrow.io and certain Tommorrow.io stockholders, and the Subscription Agreements, dated December 7, 2021, by and among the Company and certain investors, will either be terminated or no longer effective, as applicable, in accordance with their respective terms.

The Company intends to continue to pursue the consummation of a business combination with an appropriate target.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash outside the Trust Account of $313,382 available for working capital needs. All remaining cash held in the Trust Account are unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay taxes or to redeem common stock. As of December 31, 2021, none of the amount in the Trust Account was withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants held outside the Trust Account.

The Company anticipates that the $313,382 outside of the Trust Account as of December 31, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account and any additional Working Capital Loans (as defined in Note 5) from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers, for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2021, the Trust Account had $345,075,817, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the Class A Common Stock reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,950,000)
Issuance costs related to Class A common stock	(18,634,688)
Plus:
Adjustment and accretion of carrying value to redemption value	33,660,505
Contingently redeemable Class A common stock	$345,075,817

Net Loss per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Public Warrants and Private Placement Warrants are exercisable for 17,433,333 shares of Class A common stock in the aggregate.

Reconciliation of Net Loss per Share of Common Stock

The Company’s net loss is adjusted for the portion of net loss that is allocable to each class of common stock. The allocable net loss is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accretion associated with the redeemable Class A common shares is excluded from the net loss per common share as the redemption value approximates fair value. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

	For the Year ended December 31, 2021	For the Period from December 30, 2020 (inception) through December 31, 2020
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(1,273,223)	$-
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	27,505,479	-
Basic and Diluted net loss per share, Redeemable Class A common stock	$(0.05)	$-

Non-Redeemable Common shares
Numerator:
Net loss allocable to Class B common stock not subject to redemption	$(388,692)	$(1,940)
Denominator:
Weighted Average Non-Redeemable Class B common stock, Basic and Diluted	8,396,918	7,500,000
Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.00)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on March 15, 2021, offering costs totaling $19,478,776 have been charged to stockholders’ equity (consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount and $503,776 of other offering costs). Of the total transaction cost $844,080 was charged to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

Pursuant to the IPO, the Company initially sold 34,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

Note 4 - Private Placement Warrants

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

Note 5 - Related Party Transactions

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

Promissory Note - Related Party

The Company’s Sponsor has agreed to loan the Company an aggregate of up to $600,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and was due at the earlier of June 30, 2022 or the closing of the IPO. The Company fully repaid the loan upon the closing of the IPO out of offering proceeds not held in the Trust Account.

On December 6, 2021, the Company issued an unsecured promissory note in the principal amount of $350,000 to the Sponsor (the “Note”). The Note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which the Company consummates an initial business combination as contemplated by its amended and restated certificate of incorporation. As of December 31, 2021, the Company had borrowed $350,000 under the promissory note.

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of its Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company has incurred $90,000 of expenses under the Administrative Services Agreement. . For the period from December 30, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, no such Working Capital Loans were outstanding.

Expense Reimbursement

The Company’s Sponsor, directors and officers or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the year ended December 31, 2021, the Company paid its Chief Executive Officer and his affiliates $16,162 in respect of such expenses and for the maintenance of the Company’s website by his affiliate.

Note 6 - Commitments & Contingencies

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

Termination of Business Combination Agreement

On December 7, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub and Tomorrow.io. On March 6, 2022, the Parties entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io will pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control.

As a result of the Termination Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into and in connection with the Merger Agreement, including, but not limited to, the Parent Support Agreement, dated as of December 7, 2021, by and among the Company, Tomorrow.io and Pine Technology Sponsor LLC, the Voting and Support Agreements, dated as of December 7, 2021, by and among the Company, Merger Sub, Tomorrow.io and certain Tommorrow.io stockholders, and the Subscription Agreements, dated December 7, 2021, by and among the Company and certain investors, will either be terminated or no longer effective, as applicable, in accordance with their respective terms.

n connection with the merger (the “Merger”) contemplated under the Merger Agreement, the Company had entered into engagement letters with Moelis & Company LLC and PJT Partners LP in respect of their roles as co-placement agents for the Subscription Agreements and with Moelis & Company LLC in respect of its role as the Company’s financial advisor. Under the terms of such engagement letters, Moelis & Company LLC and PJT Partners LP were entitled to receive advisory fees upon consummation of the Merger. Certain terms and conditions of such engagements survive the Termination Agreement. Additionally, certain fees payable to the Company’s legal advisor will be payable upon consummation of the Company’s initial business combination.

Legal Proceedings

In connection with the Merger, two purported stockholders sent demand letters, one of which included a draft complaint, alleging breaches of fiduciary duty and threatening litigation. No amount of damages was stated in either letter. The Company believes that these threatened lawsuits are without merit and, if filed, intend to defend the matters vigorously. The Company is currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. As a result of the Termination Agreement, the Company does not expect the threatened lawsuits to be filed. There is no other material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacity as such.

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 240,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were 0 shares issued and outstanding (excluding 34,500,000 and 0 shares subject to possible redemption, respectively).

Class B Common Stock - The Company is authorized to issue a total of 60,000,000 shares of Class B common stock at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Note 8 - Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and (ii) the $18.00 per share redemption trigger price described under ”- Redemption of Warrants for Cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 9 - Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$345,075,817	$345,075,817	$-	$-
Liabilities:
Warrant liabilities - public warrants	$7,244,989	$7,244,989	$-	$-
Warrant liabilities - private warrants	15,189,332	-	-	15,189,332
Total	$22,434,321	$7,244,989	$-	$15,189,332

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

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

There were no transfers between Levels 1, 2 or 3 during the quarter ended December 31, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 15, 2021 (Initial Measurement)	At December 31, 2021
Stock price	$9.53	$9.85
Strike price	$11.50	$11.50
Term (in years)	5.5	5.4
Volatility	25.0%	35.0%
Risk-free rate	1.1%	1.3%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value of Level 3 warrants at December 31, 2020	$—	$—	$—
Initial fair value as of March 15, 2021	9,255,999	14,950,000	24,205,999
Change in valuation inputs or other assumptions	5,933,333	(7,705,011)	(1,771.678)
Transfer to Level 1	—	(7,244,989)	(7,244,989)
Fair value of Level 3 warrants at December 31, 2021	$15,189,332	$—	$15,189,332

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of December 31, 2020	$-	$-	$-
Initial measurement on March 15, 2021	14,950,000	9,255,999	24,205,999
Change in valuation inputs or other assumptions	(7,705,011)	5,933,333	(1,771,678)
Fair value as of December 31, 2021	$7,244,989	$15,189,332	$22,434,321

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset
Federal net operating loss	26,079	—
Total deferred tax asset	26,079
Valuation Allowance	(26,079)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended December 31,	For the Period from December 30, 2020 (Inception) Through December 31,
	2021	2020
Federal
Current	-	-
Deferred	$26,079	$-

State
Current	-	-
Deferred	-	-

Change in valuation allowance	(26,079)	-

Income tax provision	$-	$-

As of December 31, 2021, the Company has $124,184 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $26,079.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	0.00%	0.0%
Stock issuance costs	(26.65)%	0.0%
Change in fair market value of warrants	17.89%	0.0%
Warrant transaction costs	(10.67)%
Change in valuation allowance	(1.57)%	0.0%
Income tax provision	—%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in the fair value of warrants, transaction costs associated with warrants, stock issuance costs and the recording of full valuation allowances on deferred tax assets and permanent differences.

The Company files income tax returns in the U.S. federal jurisdiction and in Ohio and is subject to examination by the various taxing authorities.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than the termination of the material definitive agreement described in Note 6, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.