Form 10-Q
period 2022-03-31
Pine Technology Acquisition Corp.
filed 2022-05-16
CIK 1838238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PINE TECHNOLOGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Current Assets:
Cash	$93,982	$313,382
Prepaid expenses	316,761	290,673
Other receivable	1,500,000	-
Total Current Assets	1,910,743	604,055

Prepaid expenses - non-current	-	54,586
Cash held in Trust Account	345,001,062	345,075,817
Total Assets	$346,911,805	$345,734,458

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,086,041	$1,098,688
Due to Sponsor	30,000	-
Promissory note	350,289	350,000
Total Current Liabilities	1,466,330	1,448,688

Warrant liabilities	3,371,663	22,434,321
Deferred underwriters’ discount	12,075,000	12,075,000
Total Liabilities	16,912,993	35,958,009

Commitments and Contingencies
Class A Common Stock subject to possible redemption; $0.0001 par value; 34,500,000 shares at redemption value at March 31, 2022 and December 31, 2021	345,000,000	345,075,817

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	-	-
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(15,002,051)	(35,300,231)
Total Stockholders’ Deficit	(15,001,188)	(35,299,368)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$346,911,805	$345,734,458

The accompanying notes are an integral part of the unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Formation and operating costs	$343,288	$17,507
Loss from operations	(343,288)	(17,507)

Other Income (Loss)
Interest income	3,282	3,738
Interest expense	(289)	-
Termination fee	1,500,000	-
Excess fair value over cash received for private placement warrants	-	(355,999)
Change in fair value of warrant liabilities	19,062,658	115,000
Offering expenses related to warrant issuance	-	(844,080)
Total other income (loss)	20,565,651	(1,081,341)

Net income (loss)	$20,222,363	$(1,098,848)

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	6,516,667
Basic and diluted net income (loss) per share	$0.47	$(0.08)
Weighted average shares outstanding, non-redeemable Class B common stock	8,625,000	7,712,500
Basic and diluted net income (loss) per share	$0.47	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021 (as revised)	—	$—	8,625,000	$863	$—	$(35,300,231)	$(35,299,368)

Accretion for Class A shares subject to redemption	—	—	—	—	—	75,817	75,817

Net income	—	—	—	—	—	20,222,363	20,222,363
Balance—March 31, 2022	—	$—	8,625,000	$863	$—	$(15,002,051)	$(15,001,188)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance—December 31, 2020	—	—	8,625,000	863	24,137	(1,940)	23,060

Sale of Units in Initial Public Offering, net of underwriting discount and initial fair value of public warrants	34,500,000	3,450	—	—	311,411,854	—	311,415,304

Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,435,991)	(33,564,297)	(345,003,738)

Net loss	—	—	—	—	—	(1,098,848)	(1,098,848)
Balance—March 31, 2021	—	$—	8,625,000	$863	$—	$(34,665,085)	$(34,664,222)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$20,222,363	$(1,098,848)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on Trust Account	(3,282)	(3,738)
Interest accrued on note payable	289	—
Termination fee	(1,500,000)	—
Change in fair value of warrant liabilities	(19,062,658)	(115,000)
Excess of fair value over cash received for private placement warrants	—	355,999
Offering costs allocated to warrant issuance	—	844,080
Changes in current assets and current liabilities:
Prepaid assets	28,498	(587,687)
Due to Sponsor	30,000	—
Accounts payable and accrued expenses	(12,647)	664,293
Net cash (used in) provided by operating activities	(297,437)	59,099

Cash Flows from Investing Activities:
Proceeds from Trust account	78,037	—
Investment of cash in Trust Account	—	(345,000,000)
Net cash provided by (used in) investing activities	78,037	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount	—	338,100,000
Proceeds from issuance of Private Placement Warrants	—	8,900,000
Cash received for share receivable	—	25,000
Payment of offering costs	—	(505,716)
Net cash provided by financing activities	—	346,519,284

Net Change in Cash	(219,400)	1,578,383
Cash – Beginning	313,382	—
Cash – Ending	$93,982	$1,578,383

Non-cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$—	$345,000,000
Initial value of warrant liabilities	$—	$24,205,999
Accretion for Class A common stock subject to possible redemption	$(75,817)	$33,588,434
Deferred underwriting discount payable charged to additional paid-in capital	$—	$12,075,000

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on from the marketable securities held in the Trust Account (as defined below).

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

Transaction costs of the IPO amounted to $19,478,776, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount and $503,776 of other offering costs. Of the total transaction costs, $844,080 was expensed as non-operating expenses in that statement of operations with the rest of the transaction costs charged to stockholders’ equity for the three months ended March 31, 2021. The transaction costs were allocated based on a relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all the net proceeds are intended to be generally applied toward consummating a Business Combination.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

March 31, 2022

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

On December 7, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Pine Technology Merger Corp., a Delaware corporation (“Merger Sub”), and The Tomorrow Companies Inc., a Delaware corporation (“Tomorrow.io”). On March 6, 2022, the above parties entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”) pursuant to which, due to market conditions, the parties thereto agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io will pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of a Change of Control (as defined in the Termination Agreement).

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash outside the Trust Account of $93,982 available for working capital needs. All remaining cash held in the Trust Account are unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay taxes or to redeem common stock. As March 31, 2022, $78,037 of interest income was withdrawn from the Trust Account to pay tax obligations.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants held outside the Trust Account.

 On March 6, 2022 the Company entered into a Termination Agreement and Plan of Merger (the “Termination Agreement”) with Tomorrow.io and pursuant to the Termination Agreement, Tomorrow.io will pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the Termination Agreement, (b) two business days after the initial closing of Tomorrow,io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of Change of Control (as defined in the Termination Agreement). The Company anticipates that the Termination Payment from Tomorrow.io will provide sufficient funds to alleviate any liquidity issues and allow the Company to operate through the liquidation date of March 15, 2023. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account and any additional Working Capital Loans from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers, for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

The Company anticipates that the $93,382 outside of the Trust Account as of March 31, 2022 and the Termination Payment of $1,500,000 to be received from Tomorrow.io will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account and any additional Working Capital Loans (as defined in Note 6) from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers, for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by March 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023.

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

In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, resulting sanctions and resulting future market disruptions, are impossible to predict, but could be significant. Although the Company does not currently have operations, and does not anticipate having operations, in Russia or Ukraine, sanctions, an increase in cyberattacks and increases in energy costs, among other potential impacts on regional and global economic environment and currencies, may cause demand for products and services to be volatile, and cause abrupt changes in supply and demand of products and services which has had and may continue to have broader implications to the global economy. Such instability may affect the Company’s ability to consummate an initial Business Combination.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 2 - Significant Accounting Policies

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

In connection with the preparation of the Company’s condensed financial statements as of March 31, 2022 management identified errors in the presentation of balances on the statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2021, in which an ending balance was incorrectly presented in additional paid-in capital and accumulated deficit. As a result, management has revised those balances in the condensed statements of stockholders’ equity (deficit) for the three months ended March 31, 2022. There were no errors in presentation in the stockholders’ equity (deficit) balances on the balance sheet as of December 31, 2021.There has been no change to total stockholders’ deficit or any other accounts in the condensed financial statements.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Statements of Changes in Stockholders’ Equity (Deficit) as of December 31, 2021	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	$24,137	$(24,137)	$—
Accumulated deficit	$(35,324,368)	$24,137	$(35,300,231)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $345,001,062 and $345,075,817, respectively, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. During the periods ended March 31, 2022 and December 31, 2021, the Company withdrew $78,037 and $0, respectively, of interest income from the Trust Account to pay its tax obligations.

Other Receivable

On March 6, 2022 the Company entered into a Termination Agreement with Tomorrow.io and pursuant to the Termination Agreement, Tomorrow.io will pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the Termination Agreement, (b) two business days after the initial closing of Tomorrow,io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of Change of Control (as defined in the Termination Agreement). As a result, the Company has recorded a receivable of $1,500,000 related to the reimbursement of business combination expenses to be received from Tommorrow.io as part of the Termination Agreement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the Class A Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,950,000)
Issuance costs related to Class A common stock	(18,634,688)
Plus:
Adjustment and accretion of carrying value to redemption value	33,660,505

Contingently redeemable Class A common stock – December 31, 2021	$345,075,817

Plus:
Adjustment and accretion of carrying value to redemption value	(75,817)

Contingently redeemable Class A common stock – March 31, 2022	$345,000,000

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Net Income (Loss) per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per share of common stock is computed by dividing the pro rata net income (loss) between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Public Warrants and Private Placement Warrants are exercisable for 17,433,333 shares of Class A common stock in the aggregate.

Reconciliation of Net Income (Loss) per Share of Common Stock

The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of common stock. The allocable net income (loss) is calculated by multiplying net income (loss) by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accretion associated with the redeemable Class A common shares is excluded from the net income (loss) per common share as the redemption value approximates fair value. Accordingly, basic and diluted income (loss) per share of common stock is calculated as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$16,177,890	$(503,250)
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	34,500,000	6,516,667
Basic and Diluted net income (loss) per share, Redeemable Class A common stock	$0.47	$(0.08)

Non-Redeemable Common shares
Numerator:
Net income (loss) allocable to Class B common stock not subject to redemption	$4,044,473	$(595,598)
Denominator:
Weighted Average Non-Redeemable Class B common stock, Basic and Diluted	8,625,000	7,712,500
Basic and diluted net income (loss) per share, Class B common stock	$0.47	$(0.08)

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

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On December 6, 2021, the Company issued an unsecured promissory note in the principal amount of $350,000 to the Sponsor (the “Note”). The Note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which the Company consummates an initial business combination as contemplated by its amended and restated certificate of incorporation. As of March 31, 2022 and December 31, 2021, the Company had borrowed $350,000 under the promissory note and interest expense accrued on the note was $289 and $0, respectively.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of its Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company has incurred $30,000 and $0 of expenses, respectively, under the Administrative Services Agreement of which such amounts are included in due to Sponsor in the accompanying condensed balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Expense Reimbursement

The Company’s Sponsor, directors and officers or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. For the three months ended March 31, 2022 and 2021, the Company paid its Chief Executive Officer and his affiliates $16,162 and $16,162 in respect of such expenses and for the maintenance of the Company’s website by his affiliate.

Note 6 - Commitments and Contingencies

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

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Termination of Business Combination Agreement

On December 7, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub and Tomorrow.io. On March 6, 2022, the Parties entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io will pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control. A receivable of $1,500,000 has been recorded for the reimbursement of business combination expenses as of March 31, 2022.

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

In connection with the merger (the “Merger”) contemplated under the Merger Agreement, the Company had entered into engagement letters with Moelis & Company LLC and PJT Partners LP in respect of their roles as co-placement agents for the Subscription Agreements and with Moelis & Company LLC in respect of its role as the Company’s financial advisor. Under the terms of such engagement letters, Moelis & Company LLC and PJT Partners LP were entitled to receive advisory fees upon consummation of the Merger. Certain terms and conditions of such engagements survive the Termination Agreement. Additionally, certain fees payable to the Company’s legal advisor will be payable upon consummation of the Company’s initial business combination.

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

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 240,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption which are presented as temporary equity).

Class B Common Stock - The Company is authorized to issue a total of 60,000,000 shares of Class B common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

March 31, 2022

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$345,001,062	$345,001,062	$-	$-
Liabilities:
Warrant liabilities - public warrants	$2,184,996	$2,184,996	$-	$-
Warrant liabilities - private warrants	1,186,667	-	-	1,186,667
Total	$3,371,663	$2,184,996	$-	$1,186,667

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$345,075,817	$345,075,817	$-	$-
Liabilities:
Warrant liabilities - public warrants	$7,244,989	$7,244,989	$-	$-
Warrant liabilities - private warrants	15,189,332	-	-	15,189,332
Total	$22,434,321	$7,244,989	$-	$15,189,332

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. . The volatility is based on the implied volatility from the Company’s Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2022 and December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 15, 2021 (Initial Measurement)	At December 31, 2021	At March 31, 2022
Stock price	$9.53	$9.85	$9.79
Strike price	$11.50	$11.50	$11.50
Term (in years)	5.5	5.4	5.5
Volatility	25.0%	35.0%	4.0%
Risk-free rate	1.1%	1.3%	2.4%
Dividend yield	0.0%	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Private Placement Warrants
Fair value of Level 3 warrants at January 1, 2022	$15,189,332
Change in valuation inputs or other assumptions	(14,002,665)
Fair value of Level 3 warrants at March 31, 2022	$1,186,667

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of January 1, 2022	$7,244,989	$15,189,332	$22,434,321
Change in valuation inputs or other assumptions	(5,059,993)	(14,002,665)	(19,062,658)
Fair value as of March 31, 2022	$2,184,996	$1,186,667	$3,371,663

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

Terminated Business Combination Agreement

On December 7, 2021, we entered into the Merger Agreement with Merger Sub and Tomorrow.io.

On March 6, 2022, the parties to the Merger Agreement entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io will pay us $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control. A receivable of $1,500,000 for the reimbursement of business combination expenses has been recorded as of March 31, 2022.

As a result of the Termination Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into in connection with the Merger Agreement, including, but not limited to, the Parent Support Agreement, dated as of December 7, 2021, by and among the Company, Tomorrow.io and Sponsor, the Voting and Support Agreements, dated as of December 7, 2021, by and among the Company, Merger Sub, Tomorrow.io and certain Tomorrow.io stockholders, and the Subscription Agreements, dated December 7, 2021, by and among Company with its Sponsor and certain other investors, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms.

We intend to continue to pursue the consummation of a Business Combination with an appropriate target.

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Termination Agreement, which is filed herewith as Exhibit 10.1, which is incorporated by reference herein.

For more information about the Terminated Business Combination Agreement and other recent developments, please see “Note 1. Organization and Business Operation - Initial Business Combination.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination, and activities in connection with the proposed acquisition of Tomorrow.io, which has subsequently been terminated. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $20,222,363, which consists of interest income on amounts held in the Trust Account of $3,282, reimbursement of business combination expenses of $1,500,000, and change in the fair value of the warrant liability of $19,062,658, offset by formation and operating costs of $343,288 and interest expense of $289.

For the three months ended March 31, 2021, we had a net loss of $1,098,848, which consists of interest income on amounts held in the Trust Account of $3,738 and change in the fair value of the warrant liability of $115,000, offset by formation and operating costs of $17,507, offering expenses related to warrant issuance of $844,080 and excess of fair value over cash received for Private Placement Warrants of $355,999.

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

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $345,001,062 (including $1,062 of interest income) consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we withdrew $78,037 of interest income from the Trust Account to pay our tax obligations.

For the three months ended March 31, 2022, cash used in operating activities was $297,437. Net income of $20,222,363 was affected by interest earned on cash and marketable securities held in the Trust Account of $3,282, a change in fair value of warrant liabilities of $19,062,658, reimbursement of business combination expenses of $1,500,000, and interest expense of $289. Changes in operating assets and liabilities used $45,851 of cash for operating activities.

For the three months ended March 31, 2021, cash provided by operating activities was $59,099. Net loss of $1,098,848 was affected by interest earned on cash and marketable securities held in the Trust Account of $3,738, a change in fair value of warrant liabilities of $115,000, excess of fair value over cash received for Private Placement Warrants of $355,999 and offering costs allocated to warrants of $844,080. Changes in operating assets and liabilities provided $76,606 of cash for operating activities.

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

On March 6, 2022 we entered into a Termination Agreement and Plan of Merger with Tomorrow.io and pursuant to the Termination Agreement, Tomorrow.io will pay us $1,500,000 upon the earliest to occur of (a) 120 days from the Termination Agreement, (b) two business days after the initial closing of Tomorrow,io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of Change of Control (as defined in the Termination Agreement). We anticipate that the Termination Payment from Tomorrow.io will provide sufficient funds to alleviate any liquidity issues and allow the Company to operate through the liquidation date of March 15, 2023. Until consummation of a Business Combination, we will be using the funds not held in the Trust Account and any additional Working Capital Loans from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers, for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

As of March 31, 2022, we had cash of $93,982. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

We anticipate that the $93,982 outside of the Trust Account as of March 31, 2022 and the Termination Payment of $1,500,000 from Tomorrow.io will be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers (which is described in Note 6 to our financial statements), for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

On December 6, 2021, we issued a promissory note in the principal amount of $350,000 to our Sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which we consummate an initial Business Combination as contemplated by our amended and restated certificate of incorporation. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment. As of March 31, 2022, the outstanding balance under the Note amounted to an aggregate of $350,289, which includes $289 of accrued interest.

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by March 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We plan to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

Contractual Obligations

We do not have any capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on March 11, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters of the IPO are entitled to a deferred fee of $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

On December 6, 2021, we issued the Note in the principal amount of $350,000 to our Sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which we consummate an initial Business Combination as contemplated by our amended and restated certificate of incorporation. As of March 31, 2022, the outstanding balance under the Note amounted to an aggregate of $350,289, which includes $289 of accrued interest.

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

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

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

We account for our 17,433,333 warrants (comprising 11,500,000 public included as part of our units sold in our IPO (the “Public Warrants”) and 5,933,333 Private Placement Warrants sold to our Sponsor in a private placement which took place concurrently with our IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants issued by the Company in connection with its IPO was initially measured using a Monte Carlo simulation model, and then subsequently measured at the public trading price. The fair value of Private Placement Warrants has been estimated using a Modified Black-Scholes model at each measurement date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and significant and unusual transactions. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weaknesses discussed above. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of March 31, 2022, the material weaknesses discussed above had not been fully remediated. Accordingly, we continue to test our controls implemented to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of the fiscal year 2022.

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In connection with the Business Combination contemplated by the Merger Agreement, two purported stockholders sent demand letters, one of which included a draft complaint, alleging breaches of fiduciary duty and threatening litigation. No amount of damages was stated in either letter. We believe that these threatened lawsuits are without merit and, if filed, intend to defend the matters vigorously. We are currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. As a result of the Termination Agreement, we do not expect the threatened lawsuits to be filed. There is no other material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 10-Q filed by the Registrant on May 24, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).
4.1	Form of Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).
4.2	Form of Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on February 18, 2021).
4.3	Form of Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement, dated March 10, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form 8-K filed by the Registrant on March 15, 2021).
10.1	Termination of Agreement and Plan of Merger, dated as of March 6, 2022, by and among The Tomorrow Companies Inc., Pine Technology Acquisition Corp. and Pine Technology Merger Corp. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 7, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pine Technology Acquisition Corp.

Date: May 16, 2022	By:	/s/ Christopher Longo
	Name:	Christopher Longo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Ciro M. DeFalco
	Name:	Ciro M. DeFalco
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)