Form 10-Q
period 2022-06-30
Pine Technology Acquisition Corp.
filed 2022-08-11
CIK 1838238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PINE TECHNOLOGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current Assets:
Cash	$88,568	$313,382
Prepaid expenses	228,710	290,673
Other receivable	1,500,000	-
Total Current Assets	1,817,278	604,055

Prepaid expenses - non-current	-	54,586
Cash held in Trust Account	345,258,146	345,075,817
Total Assets	$347,075,424	$345,734,458

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,202,300	$1,093,688
Due to Sponsor	65,000	5,000
Income taxes payable	7,450	-
Promissory note	350,655	350,000
Total Current Liabilities	1,625,405	1,448,688

Warrant liabilities	1,628,331	22,434,321
Deferred underwriters’ discount	12,075,000	12,075,000
Total Liabilities	15,328,736	35,958,009

Commitments and Contingencies
Class A Common Stock subject to possible redemption; $0.0001 par value; 34,500,000 shares at redemption value at June 30, 2022 and December 31, 2021	345,028,683	345,075,817

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	-	-
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(13,282,858)	(35,300,231)
Total Stockholders’ Deficit	(13,281,995)	(35,299,368)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$347,075,424	$345,734,458

The accompanying notes are an integral part of the unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$244,724	$142,720	$588,012	$160,227
Loss from operations	(244,724)	(142,720)	(588,012)	(160,227)

Other income
Interest income	257,084	26,166	260,366	29,904
Interest expense	(366)	-	(655)	-
Termination fee	-	-	1,500,000	-
Excess fair value over cash received for private placement warrants	-	-	-	(355,999)
Change in fair value of warrant liabilities	1,743,332	6,539,681	20,805,990	6,654,681
Offering expenses related to warrant issuance	-	-	-	(844,080)
Total other income, net	2,000,050	6,565,847	22,565,701	5,484,506

Income before provision for income taxes	1,755,326	6,423,127	21,977,689	5,324,279
Provision for income taxes	(7,450)	-	(7,450)	-
Net income	$1,747,876	$6,423,127	$21,970,239	$5,324,279

Weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	20,585,635
Basic and diluted net income per share	$0.04	$0.15	$0.51	$0.18
Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share	$0.04	$0.15	$0.51	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	8,625,000	$863	$—	$(35,300,231)	$(35,299,368)

Accretion for Class A shares subject to redemption	—	—	—	—	—	75,817	75,817

Net income	—	—	—	—	—	20,222,363	20,222,363
Balance—March 31, 2022	—	$—	8,625,000	$863	$—	$(15,002,051)	$(15,001,188)

Accretion for Class A shares subject to redemption	—	—	—	—	—	(28,683)	(28,683)

Net income	—	—	—	—	—	1,747,876	1,747,876
Balance—June 30, 2022	—	$—	8,625,000	$863	$—	$(13,282,858)	$(13,281,995)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance—December 31, 2020	—	—	8,625,000	863	24,137	(1,940)	23,060

Sale of Units in Initial Public Offering, net of underwriting discount and initial fair value of public warrants	34,500,000	3,450	—	—	311,411,854	—	311,415,304

Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,435,991)	(33,564,297)	(345,003,738)

Net loss	—	—	—	—	—	(1,098,848)	(1,098,848)
Balance—March 31, 2021	—	$—	8,625,000	$863	$—	$(34,665,085)	$(34,664,222)

Accretion for Class A shares subject to redemption	—	—	—	—	—	(26,166)	(26,166)

Net income	—	—	—	—	—	6,423,127	6,423,127
Balance—June 30, 2021	—	$—	8,625,000	$863	$—	$(28,268,124)	$(28,267,261)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30,	For the Six months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$21,970,239	$5,324,279
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(260,366)	(29,904)
Interest accrued on note payable	655	—
Change in fair value of warrant liabilities	(20,805,990)	(6,654,681)
Excess of fair value over cash received for private placement warrants	—	355,999
Offering costs allocated to warrant issuance	—	844,080
Changes in current assets and current liabilities:
Prepaid assets	116,549	(529,469)
Other receivable	(1,500,000)	—
Accounts payable and accrued expenses	108,612	148,952
Due to Sponsor	60,000	—
Income taxes payable	7,450	—
Net cash used in operating activities	(302,851)	(540,744)

Cash Flows from Investing Activities:
Cash withdrawn from Trust account to pay franchise taxes	78,037	—
Investment of cash in Trust Account	—	(345,000,000)
Net cash provided by (used in) investing activities	78,037	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount	—	338,100,000
Proceeds from issuance of Private Placement Warrants	—	8,900,000
Cash received for share receivable	—	25,000
Payment of offering costs	—	(575,076)
Net cash provided by financing activities	—	346,449,924

Net Change in Cash	(224,814)	909,180
Cash – Beginning	313,382	—
Cash – Ending	$88,568	$909,180

Non-cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$—	$345,000,000
Initial value of warrant liabilities	$—	$24,205,999
Accretion for Class A common stock subject to possible redemption	$47,134	$33,590,463
Deferred underwriting discount payable charged to additional paid-in capital	$—	$12,075,000

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on from the marketable securities held in the Trust Account (as defined below).

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

June 30, 2022

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

June 30, 2022

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

On December 7, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Pine Technology Merger Corp., a Delaware corporation (“Merger Sub”), and The Tomorrow Companies Inc., a Delaware corporation (“Tomorrow.io”). On March 6, 2022, the above parties entered into a Termination of Agreement and Plan of Merger (the “Termination Agreement”) pursuant to which, due to market conditions, the parties thereto agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io was obligated to pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of a Change of Control (as defined in the Termination Agreement).The termination payment was received on July 1, 2022

As a result of the Termination Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into and in connection with the Merger Agreement, including, but not limited to, the Parent Support Agreement, dated as of December 7, 2021, by and among the Company, Tomorrow.io and Pine Technology Sponsor LLC, the Voting and Support Agreements, dated as of December 7, 2021, by and among the Company, Merger Sub, Tomorrow.io and certain Tommorrow.io stockholders, and the Subscription Agreements, dated December 7, 2021, by and among the Company and certain investors, were either terminated or no longer effective, as applicable, in accordance with their respective terms.

The Company intends to continue to pursue the consummation of a business combination with an appropriate target.

Liquidity and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $88,568 available for working capital needs. All remaining cash held in the Trust Account are unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay taxes or to redeem common stock. As June 30, 2022, $78,037 of interest income was withdrawn from the Trust Account to pay tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023.

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

June 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the balance sheet for December 31, 2021 to reclassify the accrued administrative fee from accounts payable and accrued expenses to due to Sponsor.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value f the warrant liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the Trust Account had $345,258,146 and $345,075,817, respectively, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. . All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the periods ended June 30, 2022 and December 31, 2021, the Company withdrew $78,037 and $0, respectively, of interest income from the Trust Account to pay its tax obligations.

Other Receivable

On March 6, 2022 the Company entered into a Termination Agreement with Tomorrow.io and pursuant to the Termination Agreement, Tomorrow.io was obligated to pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the Termination Agreement, (b) two business days after the initial closing of Tomorrow,io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of Change of Control (as defined in the Termination Agreement). As a result, the Company has recorded a receivable of $1,500,000 related to the reimbursement of business combination expenses to be received from Tommorrow.io as part of the Termination Agreement. The Termination Payment was received on July 1, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the Class A Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,950,000)
Issuance costs related to Class A common stock	(18,634,688)
Plus:
Adjustment and accretion of carrying value to redemption value	33,660,505

Contingently redeemable Class A common stock – December 31, 2021	$345,075,817

Plus:
Adjustment and accretion of carrying value to redemption value	(75,817)

Contingently redeemable Class A common stock – March 31, 2022	$345,000,000

Plus:
Adjustment and accretion of carrying value to redemption value	28,683

Contingently redeemable Class A common stock – June 30, 2022	$345,028,683

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for each of the periods. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$1,398,301	$5,138,502	$17,576,191	$3,752,184
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	34,500,000	34,500,000	34,500,000	20,585,635
Basic and Diluted net income per share, Redeemable Class A common stock	$0.04	$0.15	$0.51	$0.18

Non-Redeemable Common shares
Numerator:
Net income allocable to Class B common stock not subject to redemption	$349,575	$1,284,625	$4,394,098	$1,572,095
Denominator:
Weighted Average Non-Redeemable Class B common stock, Basic and Diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.15	$0.51	$0.18

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

June 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.42% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.11% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

June 30, 2022

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

On December 6, 2021, the Company issued an unsecured promissory note in the principal amount of $350,000 to the Sponsor (the “Note”). The Note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which the Company consummates an initial business combination as contemplated by its amended and restated certificate of incorporation. As of June 30, 2022 and December 31, 2021, the Company had borrowed $350,000 under the promissory note and interest expense accrued on the note was $655 and $0, respectively.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of its Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company has incurred $30,000 and $60,000 of expenses, respectively, under the Administrative Services Agreement of which such amounts are included in due to Sponsor in the accompanying condensed balance sheets. For the three months and six months ended June 30, 2021, the Company incurred $30,000 under the Administrative Support Agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Expense Reimbursement

The Company’s Sponsor, directors and officers or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. For the three and six months ended June 30, 2022 and June 30, 2021, the Company paid its Chief Executive Officer and his affiliates $0 in respect of such expenses and for the maintenance of the Company’s website by his affiliate

Note 6 - Commitments and Contingencies

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

June 30, 2022

Termination of Business Combination Agreement

On December 7, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub and Tomorrow.io. On March 6, 2022, the Parties entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io was obligated to pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control. The Termination Payment of $1,500,000 for the reimbursement of business combination expenses was recorded as receivable as of June 30, 2022 and was received in full on July 1, 2022.

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

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 240,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption which are presented as temporary equity).

Class B Common Stock - The Company is authorized to issue a total of 60,000,000 shares of Class B common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

June 30, 2022

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

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$345,258,146	$345,258,146	$-	$-
Liabilities:
Warrant liabilities - public warrants	$1,034,998	$1,034,998	$-	$-
Warrant liabilities - private warrants	593,333	-	-	593,333
Total	$1,628,331	$1,034,998	$-	$593,333

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$345,075,817	$345,075,817	$-	$-
Liabilities:
Warrant liabilities - public warrants	$7,244,989	$7,244,989	$-	$-
Warrant liabilities - private warrants	15,189,332	-	-	15,189,332
Total	$22,434,321	$7,244,989	$-	$15,189,332

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

PINE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2022 and December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 15, 2021 (Initial Measurement)	At December 31, 2021	At June 30, 2022
Stock price	$9.53	$9.85	$9.77
Strike price	$11.50	$11.50	$11.50
Term (in years)	5.5	5.4	5.5
Volatility	25.0%	35.0%	2.2%
Risk-free rate	1.1%	1.3%	3.0%
Dividend yield	0.0%	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Private Placement Warrants
Fair value of Level 3 warrants at January 1, 2022	$15,189,332
Change in valuation inputs or other assumptions	(14,002,665)
Fair value of Level 3 warrants at March 31, 2022	$1,186,667
Change in valuation inputs or other assumptions	(593,334)
Fair value of Level 3 warrants at June 30, 2022	$593,333

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities

Fair value as of January 1, 2022	$7,244,989	$15,189,332	$22,434,321
Change in valuation inputs or other assumptions	(5,059,993)	(14,002,665)	(19,062,658)
Fair value as of March 31, 2022	$2,184,996	$1,186,667	$3,371,663
Change in valuation inputs or other assumptions	(1,149,998)	(593,334)	(1,743,332)
Fair value as of June 30, 2022	$1,034,998	$593,333	$1,628,331

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Other Receivable

As discussed in Notes 1, 2, and 6, on July 1, 2022 the Company received the termination payment from Tommorow.io pursuant to the Termination Agreement in the amount of $1,500,000.

Interest Withdrawal from the Trust Account

On July 14, 2022 the Company withdrew $204,413 of interest income from the Trust account to pay franchise tax obligations.

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

Recent Developments

Terminated Business Combination Agreement

On December 7, 2021, we entered into the Merger Agreement with Merger Sub and Tomorrow.io.

On March 6, 2022, the parties to the Merger Agreement entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io was obligated to pay us $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control. The Termination Payment of $1,500,000 for the reimbursement of business combination expenses was recorded as receivable as of March 31, 2022 and was received in full on July 1, 2022.

As a result of the Termination Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into in connection with the Merger Agreement, including, but not limited to, the Parent Support Agreement, dated as of December 7, 2021, by and among the Company, Tomorrow.io and Sponsor, the Voting and Support Agreements, dated as of December 7, 2021, by and among the Company, Merger Sub, Tomorrow.io and certain Tomorrow.io stockholders, and the Subscription Agreements, dated December 7, 2021, by and among Company with its Sponsor and certain other investors, were either terminated or no longer be effective, as applicable, in accordance with their respective terms.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination, and activities in connection with the proposed acquisition of Tomorrow.io, which has subsequently been terminated. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,747,876, which consists of interest income on amounts held in the Trust Account of $257,084 and change in the fair value of the warrant liability of $1,743,332, offset by formation and operating costs of $244,724, interest expense of $366 and provision for income taxes of $7,450.

For the six months ended June 30, 2022, we had net income of $21,970,239, which consists of interest income on amounts held in the Trust Account of $260,366, reimbursement of business combination expenses of $1,500,000, and change in the fair value of the warrant liability of $20,805,990, offset by formation and operating costs of $588,012, interest expense of $655 and provision for income taxes of $7,450.

For the three months ended June 30, 2021, we had a net income of $6,423,127. We incurred $142,720 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $26,166 on our amounts held in the Trust Account and change in the fair value of the warrant liability of $6,539,681.

For the six months ended June 30, 2021, we had a net income of $5,324,279. We incurred $160,227 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $29,904 on our amounts held in the Trust Account and change in the fair value of the warrant liability of $6,654,681 offset by excess fair value over cash received for Private Placement Warrants of $355,999 and offering expenses related to warrant issuance of $844,080.

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

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $345,258,146 (including $258,146 of interest income) consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we withdrew $78,037 of interest income from the Trust Account to pay our tax obligations.

For the six months ended June 30, 2022, cash used in operating activities was $302,851. Net income of $21,970,239 was affected by interest earned on cash and marketable securities held in the Trust Account of $260,366, a change in fair value of warrant liabilities of $20,805,990 and interest expense of $655. Changes in operating assets and liabilities used $1,207,389 of cash for operating activities.

For the six months ended June 30, 2021, cash provided by operating activities was $540,744. Net income of $5,324,279 was affected by interest earned on cash and marketable securities held in the Trust Account of $29,904, a change in fair value of warrant liabilities of $6,654,681, excess of fair value over cash received for Private Placement Warrants of $355,999 and offering costs allocated to warrants of $844,080. Changes in operating assets and liabilities used $380,517 of cash for operating activities.

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

On March 6, 2022 we entered into a Termination Agreement and Plan of Merger with Tomorrow.io and pursuant to the Termination Agreement, Tomorrow.io was obligated to pay us $1,500,000 upon the earliest to occur of (a) 120 days from the Termination Agreement, (b) two business days after the initial closing of Tomorrow,io’s Next Financing (as defined in the Termination Agreement) and (c) immediately prior to the consummation of Change of Control (as defined in the Termination Agreement). The Termination Payment was received on July 1, 2022. Until consummation of a Business Combination, we will be using the funds not held in the Trust Account and any additional Working Capital Loans from the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers, for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

As of June 30, 2022, we had cash of $88,568. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued.

On December 6, 2021, we issued a promissory note in the principal amount of $350,000 to our Sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which we consummate an initial Business Combination as contemplated by our amended and restated certificate of incorporation. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment. As of June 30, 2022, the outstanding balance under the Note amounted to an aggregate of $350,655, which includes $655 of accrued interest.

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by March 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We plan to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

On December 6, 2021, we issued the Note in the principal amount of $350,000 to our Sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which we consummate an initial Business Combination as contemplated by our amended and restated certificate of incorporation. As of June 30, 2022, the outstanding balance under the Note amounted to an aggregate of $350,655, which includes $655 of accrued interest.

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

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and significant and unusual transactions. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weaknesses discussed above. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2022, the material weaknesses discussed above had not been fully remediated. Accordingly, we continue to test our controls implemented to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of the fiscal year 2022.

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 as filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Pine Technology Acquisition Corp.

Date: August 10, 2022	By:	/s/ Christopher Longo
	Name:	Christopher Longo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Ciro M. DeFalco
	Name:	Ciro M. DeFalco
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)