Form 10-Q
period 2022-09-30
Pine Technology Acquisition Corp.
filed 2022-10-31
CIK 1838238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of October 31, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PINE TECHNOLOGY ACQUISITION CORP.
Form 10-Q
For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PINE TECHNOLOGY ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current Assets:
Cash	$1,137,976	$313,382
Prepaid expenses	163,697	290,673
Total Current Assets	1,301,673	604,055

Prepaid expenses - non-current	—	54,586
Marketable securities held in Trust Account	346,769,996	345,075,817
Total Assets	$348,071,669	$345,734,458

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$723,692	$1,093,688
Due to Sponsor	95,000	5,000
Income taxes payable	373,727	—
Promissory note	350,946	350,000
Total Current Liabilities	1,543,365	1,448,688

Warrant liabilities	1,568,998	22,434,321
Deferred underwriters’ discount	12,075,000	12,075,000
Total Liabilities	15,187,363	35,958,009

Commitments and Contingencies
Class A Common Stock subject to possible redemption; $0.0001 par value; 34,500,000 shares at redemption value at September 30, 2022 and December 31, 2021	346,396,269	345,075,817

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(13,512,826)	(35,300,231)
Total Stockholders’ Deficit	(13,511,963)	(35,299,368)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$348,071,669	$345,734,458

The accompanying notes are an integral part of the unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$352,010	$639,593	$940,022	$799,820
Loss from operations	(352,010)	(639,593)	(940,022)	(799,820)

Other income (expense)
Interest income	1,796,863	25,784	2,057,229	55,688
Interest expense	(291)	—	(946)	—
Excess fair value over cash received for private placement warrants	—	—	—	(355,999)
Offering expenses related to warrant issuance	—	—	—	(844,080)
Termination fee	—	—	1,500,000	—
Change in fair value of warrant liabilities	59,333	2,025,330	20,865,323	8,680,011
Total other income, net	1,855,905	2,051,114	24,421,606	7,535,620
Income before provision for income taxes	1,503,895	1,411,521	23,481,584	6,735,800
Provision for income taxes	(366,277)	—	(373,727)	—
Net income	$1,137,618	$1,411,521	$23,107,857	$6,735,800
Weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	25,274,725
Basic and diluted net income per share	$0.03	$0.03	$0.54	$0.20
Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,324,176
Basic and diluted net income per share	$0.03	$0.03	$0.54	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2021	—	$—	8,625,000	$863	$—	$(35,300,231)	$(35,299,368)
Accretion for Class A shares subject to redemption	—	—	—	—	—	75,817	75,817
Net income	—	—	—	—	—	20,222,363	20,222,363
Balance-March 31, 2022	—	—	8,625,000	863	—	(15,002,051)	(15,001,188)
Accretion for Class A shares subject to redemption	—	—	—	—	—	(28,683)	(28,683)
Net income	—	—	—	—	—	1,747,876	1,747,876
Balance-June 30, 2022	—	—	8,625,000	863	—	(13,282,858)	$(13,281,995)
Accretion for Class A shares subject to redemption	—	—	—	—		(1,367,586)	(1,367,586)
Net income	—	—	—	—	—	1,137,618	1,137,618
Balance-September 30, 2022	—	$—	8,625,000	$863	$—	$(13,512,826)	$(13,511,963)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance-December 31, 2020	—	—	8,625,000	863	24,137	(1,940)	23,060
Sale of Units in Initial Public Offering, net of underwriting discount and initial fair value of public warrants	34,500,000	3,450	—	—	311,411,854	—	311,415,304
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,435,991)	(33,564,297)	(345,003,738)
Net loss	—	—	—	—	—	(1,098,848)	(1,098,848)
Balance-March 31, 2021	—	—	8,625,000	863	—	(34,665,085)	(34,664,222)
Accretion for Class A shares subject to redemption	—	—	—	—	—	(26,166)	(26,166)
Net income	—	—	—	—	—	6,423,127	6,423,127
Balance-June 30, 2021	—	—	8,625,000	863	—	(28,268,124)	(28,267,261)
Accretion for Class A shares subject to redemption	—	—	—	—	—	(25,784)	(25,784)
Net income	—	—	—	—	—	1,411,521	1,411,521
Balance-September 30, 2021	—	$—	8,625,000	$863	$—	$(26,882,387)	$(26,881,524)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE TECHNOLOGY ACQUISITION CORP.

Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$23,107,857	$6,735,800
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(2,057,229)	(55,688)
Interest accrued on note payable	946	—
Change in fair value of warrant liabilities	(20,865,323)	(8,680,011)
Excess of fair value over cash received for private placement warrants	—	355,999
Offering costs allocated to warrant issuance	—	844,080
Changes in current assets and current liabilities:
Prepaid assets	181,562	(441,945)
Accounts payable and accrued expenses	(369,996)	273,517
Due to Sponsor	90,000	—
Income taxes payable	373,727	—
Net cash provided by (used in) operating activities	461,544	(968,248)

Cash Flows from Investing Activities:
Cash withdrawn from Trust account to pay franchise taxes	363,050	—
Investment of cash in Trust Account	—	(345,000,000)
Net cash provided by (used in) investing activities	363,050	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount	—	338,100,000
Proceeds from issuance of Private Placement Warrants	—	8,900,000
Cash received for share receivable	—	25,000
Payment of offering costs	—	(575,076)
Net cash provided by financing activities	—	346,449,924

Net Change in Cash	824,594	481,676
Cash - Beginning	313,382	—
Cash - Ending	$1,137,976	$481,676

Non-cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$—	$345,000,000
Initial value of warrant liabilities	$—	$24,205,999
Accretion for Class A common stock subject to possible redemption	$1,320,452	$55,688
Deferred underwriting discount payable charged to additional paid-in capital	$—	$12,075,000

PINE TECHNOLOGY ACQUISITION CORP.

Notes to Financial Statements

September 30, 2022

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”) which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on from the marketable securities held in the Trust Account (as defined below).

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $1,137,976 available for working capital needs. All remaining cash held in the Trust Account are unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to pay taxes or to redeem common stock. As September 30, 2022, $363,050 of interest income was withdrawn from the Trust Account to pay tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 15, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

Note 2 – Revision of Previously Issued Financial Statements

The Company notes that the Class B common stock basic and diluted weighted average shares outstanding and the Class A common stock and Class B common stock basic and diluted earnings per share for the six months ended June 30, 2021 and the nine months ended September 30, 2021 were not restated correctly due to a calculation error within the restatement note of the September 30, 2021 Form 10-Q filed on November 18, 2021. The Company has included this revision note to revise the previously restated and reported balances of the Class B common stock basic and diluted weighted average shares outstanding and the Class A common stock and Class B common stock earnings per share within the Statement of Operations for the six months ended June 30, 2021 and the nine months ended September 30, 2021.

	As Previously Reported	Adjustment	As Revised
Statement of Operations for the six months ended June 30, 2021
Basic and diluted net income per share, Class A common stock	$0.18	$0.01	$0.19
Weighted average shares outstanding, Class B common stock	$8,625,000	$(459,945)	$8,165,055
Basic and diluted net income per share, Class B common stock	$0.18	$0.01	$0.19

Statement of Operations for the nine months ended September 30, 2021
Weighted average shares outstanding, Class A common stock	34,500,000	(9,225,275)	25,274,725
Basic and diluted net income per share, Class A common stock	$0.16	$0.04	$0.20
Basic and diluted net income per share, Class B common stock	$0.16	$0.04	$0.20

Note 3 - Significant Accounting Policies Basis of Presentation

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the balance sheet for December 31, 2021, to reclassify the accrued administrative fee from accounts payable and accrued expenses to due to Sponsor.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, and December 31, 2021, the Trust Account had $346,769,996 and $345,075,817, respectively, which was invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. During the periods ended September 30, 2022, and December 31, 2021, the Company withdrew $363,050 and $0, respectively, of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022, and December 31, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022, and December 31, 2021, the Class A Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,950,000)
Issuance costs related to Class A common stock	(18,634,688)
Plus:
Adjustment and accretion of carrying value to redemption value	33,660,505
Contingently redeemable Class A common stock - December 31, 2021	$345,075,817
Plus:
Adjustment and accretion of carrying value to redemption value	(75,817)
Contingently redeemable Class A common stock - March 31, 2022	$345,000,000
Plus:
Adjustment and accretion of carrying value to redemption value	28,683
Contingently redeemable Class A common stock - June 30, 2022	$345,028,683
Plus:
Adjustment and accretion of carrying value to redemption value	1,367,586
Contingently redeemable Class A common stock - September 30, 2022	$346,396,269

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$910,094	$1,129,217	$18,486,286	$5,066,996
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	34,500,000	34,500,000	34,500,000	25,274,725
Basic and Diluted net income per share, Redeemable Class A common stock	$0.03	$0.03	$0.54	$0.20
Non-Redeemable Common shares
Numerator:
Net income allocable to Class B common stock not subject to redemption	$227,524	$282,304	$4,621,571	$1,668,804
Denominator:
Weighted Average Non-Redeemable Class B common stock, Basic and Diluted	8,625,000	8,625,000	8,625,000	8,324,176
Basic and diluted net income per share, Class B common stock	$0.03	$0.03	$0.54	$0.20

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022, and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 24.36% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 1.59% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 - Initial Public Offering

Pursuant to the IPO, the Company initially sold 34,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

Note 5 - Private Placement Warrants

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

Note 6 - Related Party Transactions Founder Shares

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

Promissory Note - Related Party

The Company’s Sponsor has agreed to loan the Company an aggregate of up to $600,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and was due at the earlier of June 30, 2022, or the closing of the IPO. The Company fully repaid the loan upon the closing of the IPO out of offering proceeds not held in the Trust Account. Borrowings under this note are no longer available.

On December 6, 2021, the Company issued an unsecured promissory note in the principal amount of $350,000 to the Sponsor (the “Note”). The Note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023 or (ii) the date on which the Company consummates an initial business combination as contemplated by its amended and restated certificate of incorporation. As of September 30, 2022, and December 31, 2021, the Company had borrowed $350,000 under the promissory note and interest expense accrued on the note was $946 and $0, respectively.

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of its Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company has incurred $30,000 and $90,000 of expenses, respectively, under the Administrative Services Agreement of which such amounts are included in due to Sponsor in the accompanying condensed balance sheets. For the three months and nine months ended September 30, 2021, the Company has incurred $30,000 and $65,000 of expenses, respectively, under the Administrative Services Agreement which are included in the accompanying condensed statement of operations.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Company’s Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, and December 31, 2021, no such Working Capital Loans were outstanding.

Expense Reimbursement

The Company’s Sponsor, directors and officers or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company paid its Chief Executive Officer and his affiliates $2,000 and $0, respectively, in respect of such expenses and for the maintenance of the Company’s website by his affiliate.

Note 7 - Commitments and Contingencies Registration Rights

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

Termination of Business Combination Agreement

On December 7, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub and Tomorrow.io. On March 6, 2022, the Parties entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io was obligated to pay the Company $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control. The Termination Payment of $1,500,000 for the reimbursement of business combination expenses was received in full on July 1, 2022.

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

Note 8 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 240,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption which are presented as temporary equity).

Class B Common Stock - The Company is authorized to issue a total of 60,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and (ii) the $18.00 per share redemption trigger price described under “- Redemption of Warrants for Cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 10 - Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$346,769,996	$346,769,996	$—	$—
Liabilities:
Warrant liabilities - public warrants	$1,034,998	$1,034,998	$—	$—
Warrant liabilities - private warrants	534,000	—	—	534,000
Total	$1,568,998	$1,034,998	$—	$534,000

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
U.S. Money Market Funds held in Trust Account	$345,075,817	$345,075,817	$—	$—
Liabilities:
Warrant liabilities - public warrants	$7,244,989	$7,244,989	$—	$—
Warrant liabilities - private warrants	15,189,332	—	—	15,189,332
Total	$22,434,321	$7,244,989	$—	$15,189,332

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The volatility is based on the implied volatility from the Company’s Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2022 and December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 15, 2021 (Initial Measurement)	At December 31, 2021	At September 30, 2022
Stock price	$9.53	$9.85	$9.82
Strike price	$11.50	$11.50	$11.50
Term (in years)	5.5	5.4	5.3
Volatility	25.0%	35.0%	1.0%
Risk-free rate	1.1%	1.3%	4.0%
Dividend yield	0.0%	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Private Placement Warrants
Fair value of Level 3 warrants at January 1, 2022	$15,189,332
Change in valuation inputs or other assumptions	(14,002,665)
Fair value of Level 3 warrants at March 31, 2022	$1,186,667
Change in valuation inputs or other assumptions	(593,334)
Fair value of Level 3 warrants at June 30, 2022	$593,333
Change in valuation inputs or other assumptions	(59,333)
Fair value of Level 3 warrants at September 30, 2022	$534,000

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of January 1, 2022	$7,244,989	$15,189,332	$22,434,321
Change in valuation inputs or other assumptions	(5,059,993)	(14,002,665)	(19,062,658)
Fair value as of March 31, 2022	$2,184,996	$1,186,667	$3,371,663
Change in valuation inputs or other assumptions	(1,149,998)	(593,334)	(1,743,332)
Fair value as of June 30, 2022	$1,034,998	$593,333	$1,628,331
Change in valuation inputs or other assumptions	—	(59,333)	(59,333)
Fair value as of September 30, 2022	$1,034,998	$534,000	$1,568,998

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

Recent Developments Terminated Business Combination Agreement

On December 7, 2021, we entered into the Merger Agreement with Merger Sub and Tomorrow.io.

On March 6, 2022, the parties to the Merger Agreement entered into the Termination Agreement pursuant to which, due to market conditions, the parties agreed to terminate the Merger Agreement effective as of such date, after taking several factors into consideration. Pursuant to the Termination Agreement, Tomorrow.io was obligated to pay us $1,500,000 upon the earliest to occur of (a) 120 days from the date of the Termination Agreement, (b) two business days after the initial closing of Tomorrow.io’s Next Financing and (c) immediately prior to the consummation of a Change of Control. The Termination Payment of $1,500,000 for the reimbursement of business combination expenses was recorded as receivable as of March 31, 2022, and was received in full on July 1, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial Business Combination, and activities in connection with the proposed acquisition of Tomorrow.io, which has subsequently been terminated. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,137,618, which consists of interest income on amounts held in the Trust Account of $1,796,863 and change in the fair value of the warrant liability of $59,333, offset by formation and operating costs of $352,010, interest expense of $291 and provision for income taxes of $366,277.

For the nine months ended September 30, 2022, we had net income of $23,107,857, which consists of interest income on amounts held in the Trust Account of $2,057,229, reimbursement of business combination expenses of $1,500,000, and change in the fair value of the warrant liability of $20,865,323, offset by formation and operating costs of $940,022, interest expense of $946 and provision for income taxes of $373,727.

For the three months ended September 30, 2021, we had a net income of $1,411,521. We incurred $639,593 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $25,784 on our amounts held in the Trust Account and change in the fair value of the warrant liability of $2,025,330.

For the nine months ended September 30, 2021, we had a net income of $6,735,800. We incurred $799,820 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $55,688 on our amounts held in the Trust Account and change in the fair value of the warrant liability of $8,680,011 offset by offering expenses related to warrant issuance of $844,080 and excess fair value over cash received for private placement warrants of $355,999

Liquidity and Capital Resources

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $346,769,996 (including $1,769,996 of interest income) consisting of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we withdrew $363,050 of interest income from the Trust Account to pay our tax obligations.

For the nine months ended September 30, 2022, cash provided by operating activities was $461,544. Net income of $23,107,857 was affected by interest income on amounts held in the Trust Account of $2,057,229, interest expense of $946 and change in the fair value of the warrant liability of $20,865,323. Changes in operating assets and liabilities used $275,293 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $968,248. Net income of $6,735,800 was affected by interest earned on cash and marketable securities held in the Trust Account of $55,688, a change in fair value of warrant liabilities of $8,680,011, excess of fair value over cash received for Private Placement Warrants of $355,999 and offering costs allocated to warrants of $844,080. Changes in operating assets and liabilities used $168,428 of cash for operating activities.

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

As of September 30, 2022, we had cash of $1,137,976. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On December 6, 2021, we issued a promissory note in the principal amount of $350,000 to our Sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023, or (ii) the date on which we consummate an initial Business Combination as contemplated by our amended and restated certificate of incorporation. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment. As of September 30, 2022, the outstanding balance under the Note amounted to an aggregate of $350,946, which includes $946 of accrued interest.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 15, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the mandatory liquidation, should a Business Combination not occur, and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

Contractual Obligations

We do not have any capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on March 11, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters of the IPO are entitled to a deferred fee of $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

On December 6, 2021, we issued the Note in the principal amount of $350,000 to our Sponsor. Such promissory note bears interest at 0.33% per annum and is repayable in full at the earlier of (i) March 15, 2023, or (ii) the date on which we consummate an initial Business Combination as contemplated by our amended and restated certificate of incorporation. As of September 30, 2022, the outstanding balance under the Note amounted to an aggregate of $350,946, which includes $946 of accrued interest.

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

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and significant and unusual transactions. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weaknesses discussed above. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of September 30, 2022, the material weaknesses discussed above had not been fully remediated. Accordingly, we continue to test our controls implemented to assess whether our controls are operating effectively.

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the Nasdaq Stock Market, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

Pine Technology Acquisition Corp.

Date: October 31, 2022	By:	/s/ Christopher Longo
	Name:	Christopher Longo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2022	By:	/s/ Ciro M. DeFalco
	Name:	Ciro M. DeFalco
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)